Form 10-Q
period 2025-03-31
Berto Acquisition Corp.
filed 2025-06-12
CIK 2033122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-42620

BERTO ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	99-4250815
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1180 North Town Center Drive, Suite 100
Las Vegas, Nevada 89144

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (702) 781-4313

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one ordinary share, $0.0001 par value, and one-half of one redeemable warrant	TACOU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	TACO	The Nasdaq Stock Market LLC
Warrants entitling the holder to purchase one ordinary share, par value $0.0001 per share	TACOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 12, 2025, 37,518,750 ordinary shares, par value $0.0001 per share, were issued and outstanding.

BERTO ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

BERTO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash	$11,023	$34,044
Total current assets	11,023	34,044
Deferred offering costs associated with proposed public offering	567,505	400,000
Total Assets	$578,528	$434,044

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$570,544	$563,291
Accrued expenses	400,000	400,000
Note payable - related party	189,202	34,043
Total current liabilities	1,159,746	997,334
Total Liabilities	1,159,746	997,334

Commitments and Contingencies

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 7,503,750 shares issued and outstanding (1)(2)	750	750
Additional paid-in capital	174,250	174,250
Accumulated deficit	(756,218)	(738,290)
Total shareholders’ deficit	(581,218)	(563,290)
Total Liabilities and Shareholders’ Deficit	$578,528	$434,044

(1)	This number includes up to 978,750 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.
(2)	On April 29, 2025, the Company capitalized US$31.63 standing to the credit of the Company’s share premium account and issued an additional 316,250 founder shares, resulting in an increase in the total number of ordinary shares outstanding from 7,187,500 to 7,503,750. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

General and administrative expenses	$17,928
Net loss	$(17,928)

Weighted average ordinary shares outstanding, basic and diluted (1)(2)	6,525,000

Basic and diluted net loss per ordinary share	$(0.00)

(1)	This number excludes an aggregate of up to 978,750 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.
(2)	On April 29, 2025, the Company capitalized US$31.63 standing to the credit of the Company’s share premium account and issued an additional 316,250 founder shares, resulting in an increase in the total number of ordinary shares outstanding from 7,187,500 to 7,503,750. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Three Months Ended March 31, 2025
			Additional		Total
	Ordinary Shares (1)(2)		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,503,750	$750	$174,250	$(738,290)	$(563,290)
Net loss	-	-	-	(17,928)	(17,928)
Balance - March 31, 2025 (unaudited)	7,503,750	$750	$174,250	$(756,218)	$(581,218)

(1)	This number includes up to 978,750 ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.
(2)	On April 29, 2025, the Company capitalized US$31.63 standing to the credit of the Company’s share premium account and issued an additional 316,250 founder shares, resulting in an increase in the total number of ordinary shares outstanding from 7,187,500 to 7,503,750. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

Cash Flows from Operating Activities:
Net loss	$(17,928)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	1,034
Changes in operating assets and liabilities:
Accounts payable	(6,127)
Net cash used in operating activities	(23,021)

Net change in cash	(23,021)

Cash - beginning of the period	34,044
Cash - end of the period	$11,023

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$13,380
Deferred offering costs paid by related party under promissory note	$154,125

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Note 1 — Description of Organization and Business Operations

Organization and General

Berto Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 15, 2024 (the inception date). The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2025, the Company had not yet commenced operations. All activity for the period from July 15, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Berto Acquisition Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing Activities

The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2025. On May 1, 2025, the Company consummated its Initial Public Offering (see Note 3) of 30,015,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 3,915,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $300.15 million, and incurring offering costs of approximately $17.8 million, of which approximately $11.7 million was for deferred underwriting commissions (see Note 6). Each Unit consists of one Public Share and one-half of one redeemable warrant (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,500,000 warrants (the “Sponsor Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Sponsor Private Placement Warrant, generating gross proceeds to the Company of $3.5 million (see Note 5).

Additionally, simultaneously with the closing of the Initial Public Offering, the Company issued an aggregate of 3,750,000 warrants (the “Underwriter Private Placement Warrants”, and together with the Sponsor Private Placement Warrants, the “Private Placement Warrants”) to designees of the Representatives (see Note 6).

The Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company deposited $300.15 million ($10.00 per share) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and would be held only (i) uninvested as cash, (ii) in an interest bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invested only in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of one hundred eighty-five (185) days or less, or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government treasury obligations. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer the Company holds investments in the Trust Account, it may, at any time, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account uninvested in cash or in an interest-bearing or non-interest-bearing demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination in connection with a general meeting called to approve the Initial Business Combination or without a shareholder vote by means of a tender offer; (ii) the redemption of any Public Shares if the Company was unable to complete the Initial Business Combination within the completion window (as defined below), subject to applicable law or (y) if the Company extends the completion window and such extension is conditioned upon depositing additional funds into the Trust Account, upon the end of a 30-day cure period after the date any such funds were required to be deposited but were not so deposited or (iii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend the Company’s articles (as defined below) not for the purpose of approving, or in conjunction with the consummation of, an Initial Business Combination, (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of Public Shares if the Company has not consummated an Initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of ordinary shares or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s Public Shares (the “Public Shareholders”).

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Sponsor Private Placement Warrants, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more businesses having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company provides Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a shareholders’ meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares.

The Public Shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks shareholder approval of an Initial Business Combination, the Company will complete the Initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

The Sponsor, Consultant (as defined in Note 5), and any other holder of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”), officers and directors, have entered into a letter agreement with the Company, pursuant to which they agreed to vote in favor of the Initial Business Combination and waive their redemption rights with respect to any Founder Shares they hold and any Public Shares the Sponsor, Sponsor’s affiliates, officers and directors may acquire during or after this offering in connection with the completion of the Initial Business Combination.

The Company’s articles also provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

Pursuant to the Company’s amended and restated memorandum and articles of association (the “articles”) if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, or May 1, 2027 (the “Completion Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned held in the Trust Account (which interest shall be net of taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders have entered into agreements with the Company pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Completion Window. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

Risks and Uncertainties

Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, any resurgence in inflation; changes to trade and tariffs, immigration, energy and other policies resulting from the new U.S. administration; changes in interest rate policies; the Russia-Ukraine war; conflicts in the Middle East; and economic conditions and tensions involving China.

These and other risks could negatively impact economic growth rates and unemployment levels in the U.S. and other countries and result in volatility and disruptions in financial markets. Such risks could also adversely affect the Company’s search for an Initial Business Combination and any target business with which the Company may ultimately consummate an Initial Business Combination.

Liquidity and Capital Resources

As of March 31, 2025, the Company had approximately $11,000 in cash and a working capital deficit of approximately $1.1 million.

The Company’s liquidity needs through March 31, 2025 were satisfied through the payment of $25,000 from the Sponsor, its affiliates, and the Consultant to purchase Founder Shares (as defined in Note 5), a loan under the Note (as defined in Note 5) in the amount of approximately $189,000. Following the closing of the Initial Public Offering, the Company’s liquidity was derived from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company fully repaid the Note balance on May 1, 2025, and the Note was no longer available after closing.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans to the Company (as defined in Note 5). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of March 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 - “Presentation of Financial Statements – Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of March 31, 2025, management has determined that the Company’s current liquidity including, the Company’s access to funds from the Sponsor entity and the fact that the Sponsor and/or its affiliates agrees to make those funds available and has the financial wherewithal to provide such funds and the net proceeds from the closing of the Initial Public Offering and the Private Placement held outside Trust once consummated, is sufficient to fund the working capital needs of the Company through a minimum of one year from the date of issuance of these unaudited condensed financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 of Regulation S-X. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 8-K as of May 1, 2025, as filed with the SEC on May 7, 2025, which contains the Company’s audited financial statements and notes thereto.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 — “Other Assets and Deferred Costs” — and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that were related to the Initial Public Offering. Deferred offering costs associated with warrants will be charged to shareholders’ deficit upon the completion of the Initial Public Offering. Deferred offering costs associated with the Public Shares will be charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Warrant Instruments

The Company will account for all of the Public Warrants and Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants (as defined below) will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. There were no Public or Private Warrants outstanding as of March 31, 2025 and December 31, 2024.

Stock Compensation

The Company’s policy is to account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to performance conditions, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company currently has no income tax provision.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 Founder Shares (as defined in Note 5) that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2025.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On May 1, 2025, the Company consummated its Initial Public Offering of 30,015,000 Units, including the issuance of 3,915,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $300.15 million, and incurring offering costs of approximately $17.8 million, of which approximately $11.7 million was for deferred underwriting commissions (see Note 6).

Each Unit consists of one Public Share and one-half of one Public Warrants. Each whole Warrant, when exercisable, entitles the holder thereof to purchase one ordinary share at a price of $10.50 per share within the first 12 months following the closing of an Initial Business Combination or $11.50 per share after the 12-month anniversary of the closing of the Initial Business Combination (the “Exercise Price”), beginning 30 days after the completion of the Company’s Initial Business Combination subject to adjustment as described herein (see Note 7).

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 3,500,000 Sponsor Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Sponsor Private Placement Warrant, generating gross proceeds to the Company of $3.5 million.

Each Sponsor Private Placement Warrant is identical to the Public Warrants, except that (i) the Sponsor Private Placement Warrants (including the underlying shares) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s Initial Business Combination, (ii) they (including the underlying shares) will be entitled to registration rights, (iii) they will not be redeemable by the Company and (iv) they may be exercised by the holders on a cashless basis.

Each Sponsor Private Placement Warrant will become exercisable 30 days after the completion of the Initial Business Combination and will expire after five years after completion of the Initial Business Combination or earlier upon liquidation. If the Initial Business Combination is not completed within the Completion Window, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

On November 11, 2024, the Sponsor and its affiliates purchased $23,957 for an aggregate of 6,887,500 ordinary shares and a consultant, Meteora Capital LLC (the “Consultant” or “Meteora”) paid $1,043 for an aggregate of 300,000 ordinary shares (none of the shares issued to Meteora were subject to forfeiture in connection with the exercise of the over-allotment option as described below). On April 29, 2025, the Company capitalized $31.63 standing to the credit of the Company’s share premium account and issued an additional 316,250 ordinary shares, resulting in the Sponsor, Sponsor Affiliates, and a consultant holding an aggregate of 7,503,750 ordinary shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. These 7,503,750 ordinary shares are referred herein as “Founder Shares”. Out of the total 7,503,750 Founder Shares held by the Sponsor, Sponsor’s affiliates: Harry You and Robert You, and the Consultant each holds 2,688,300, 2,401,200, 2,101,050 and 313,200 Founder Shares, respectively. Of these, up to 978,750 of the Founder Shares held by the Sponsor and Sponsor’s affiliates were subject to forfeiture up to the extent to which the underwriters’ over-allotment option was not exercised. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares were no longer subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of the Initial Business Combination, or (B) subsequent to the Initial Business Combination, if (x) the closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, provided such release shall not occur earlier than 150 days after the Initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Registration Rights

The holders of the (i) Founder Shares, (ii) Sponsor Private Placement Warrants and the ordinary shares underlying such warrants, (iii) Underwriter Private Placement Warrants and the ordinary shares underlying such warrants, and (iv) warrants that may be issued upon conversion of Working Capital Loans (as defined below) will have registration rights pursuant to a registration rights agreement dated April 29, 2025. The holders of Founder Shares, Sponsor Private Placement Warrants, and Working Capital Warrants are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders of Founder Shares, Sponsor Private Placement Warrants, and Working Capital Warrants have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination. The Underwriter Private Placement Warrants (including the underlying shares) will be entitled to resale registration rights including one demand and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales in the Initial Public Offering, in compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 5510(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account.

The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. These individuals will be eligible to receive a transfer or reallocation of Founder Shares for any extraordinary services rendered in order to identify or effectuate the consummation of the Initial Business Combination. The Company may pay cash compensation to its independent directors for services rendered to the Company. Additionally, the Company may pay consulting, success, advisory, or finder’s fees to the Sponsor, the Company’s officers or directors, advisors, or affiliates thereof in connection with the consummation of the Initial Business Combination. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates.

In addition, pursuant to the administrative services and indemnification agreement described above, the Company will indemnify the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.

Related Party Loans

Promissory Note

The Company and the Sponsor entered into a loan agreement on August 23, 2024, which was later amended on December 31, 2024, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the closing date of the Initial Public Offering. As of March 31, 2025 and December 31, 2024, the Company borrowed an aggregate of approximately $189,000 and approximately $34,000 under the Note, respectively. Subsequently, the Company borrowed additional amount, increased the total amount owed under the Note to approximately $222,000 and fully repaid the Note on May 1, 2025. The Note was no longer available after closing.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,915,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 1, 2025, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to (1) an upfront underwriting fee of an aggregate amount of approximately $1.5 million, paid upon the closing of the Initial Public Offering, (2) an aggregate of 3,750,000 Underwriter Private Placement Warrants issued upon the closing of the Initial Public Offering, and (3) a deferred underwriting fee of approximately $11.7 million (the “Deferred Fee”). The Deferred Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of Public Shares in connection with the consummation of an Initial Business Combination, less funds sourced by Initial Shareholders, or any cash remaining in the Trust Account pursuant to structured agreements such as forward purchase agreements, non-redemption agreements, any agreements or arrangements alike, or any other incentivization provided to the shareholders to not to redeem.

The Underwriter Private Placement Warrants are identical to the Public Warrants and Sponsor Private Placement Warrants, except that the Underwriter Private Placement Warrants held by the underwriters or their designees will not be exercisable more than five years after the commencement of sales in the Initial Public Offering.

Consulting Agreement with Meteora

On November 11, 2024, the Company entered into a consulting agreement with Meteora, pursuant to which Meteora provided consulting, advisory and related services to the Company with respect to general special purpose acquisition company structuring and capital markets matters.

In consideration of the services provided, the Company agreed to sell 300,000 Founder Shares to Meteora for an aggregate purchase price of $1,043. The Company estimated the fair value of such shares of $150,000 based on Monte Carlo simulation model and recorded as stock-based compensation expenses.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 550,000,000 ordinary shares with a par value of $0.0001 per share.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in our articles, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by our shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or represented by proxy and are voted at a general meeting of the company, and pursuant to our articles; such actions include amending our articles and approving a statutory merger or consolidation with another company. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. Our shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Founder Shares

As of March 31, 2025 and December 31, 2024, there was an aggregate of 7,503,750 Founder Shares issued and outstanding, which amounts have been retroactively restated to reflect the capitalization on April 19, 2025 as discussed in Note 5. Of these, up to an aggregate of 978,750 shares were subject to forfeiture depending on the extent to which the over-allotment option was not exercised by the underwriters. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares are no longer subject to forfeiture.

Warrants

As of March 31, 2025 and December 31, 2024, there were no Public Warrants, Private Placement Warrants or Underwriter Warrants (together, the “Warrants”) outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

The Warrants have an Exercise Price of $10.50 per share within the first 12 months following the closing of an Initial Business Combination or $11.50 per share after the 12-month anniversary of the closing of the initial Business Combination, provided that no Warrant will be exercisable for cash and the Company will not be obligated to issue ordinary shares upon exercise of a Warrant unless the ordinary shares issuable upon such Warrant exercise have been registered on a registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, following the Initial Business Combination, qualified or deemed exempt from registration or qualification under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available. In the event that such condition is not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant for cash and such Warrant may have no value and expire worthless, in which case the purchaser of a Unit containing Public Warrants will have paid the full purchase price for the Unit solely for the ordinary shares underlying the Unit. In no event will the Company be required to net cash settle any Warrant.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

The Company registered the ordinary shares issuable upon exercise of the Public Warrants in its registration statement for the Initial Public Offering because the Public Warrants will become exercisable 30 days after the completion of the Initial Business Combination, which may be within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Initial Business Combination, the Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement on Form S-1, S-3, F-1, or F-3, as applicable, for the registration under the Securities Act of the ordinary shares issuable upon exercise of the Public Warrants, to cause the same to become effective within 60 business days following the closing of the Initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the Public Warrants expire or are redeemed, as specified in the Warrant Agreement. If any such registration statement covering the ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the Initial Business Combination, then beginning on the 61st business day after the closing of the Initial Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the Company has failed to maintain an effective registration statement covering the ordinary shares issuable upon exercise of the Public Warrants, warrant holders will have the right to exercise such Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s ordinary shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event that the Company so elects, the Company will not be required to file or maintain in effect such registration statement.

The Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of ordinary shares during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Sponsor Private Placement Warrants are identical to the Public Warrants, except that the Sponsor Private Placement Warrants and the ordinary shares issuable upon exercise of the Sponsor Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Sponsor Private Placement Warrants are non-redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Underwriter Private Placement Warrants had the same terms as the Sponsor Private Placement Warrants, subject to certain restrictions pursuant to FINRA Rule 5110(g)(8) and FINRA Rule 5110(e)(1) as described herein.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

Redemption of Public Warrants for cash. Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

●	if, and only if, the closing price of the Public Shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Public Warrants as described above for cash unless a registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period, except if the Company has elected to require the exercise of the Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete an Initial Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Warrants. Accordingly, the Warrants may expire worthless.

If and when the Public Warrants become redeemable by the Company, it may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption for cash, as described above, the management will have the option to require all holders that wish to exercise Public Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their Public Warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of Public Warrants that are outstanding and the dilutive effect on the shareholders of issuing the maximum number of ordinary shares issuable upon the exercise of the Public Warrants.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company’s Executive Chairman and Interim Chief Financial Officer has been identified as the chief operating decision maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

General and administrative expenses	$17,928
Net loss	$(17,928)

The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

On April 29, 2025, the Company capitalized $31.63 standing to the credit of the Company’s share premium account and issued an additional 316,250 founder shares, resulting in an increase in the total amount of ordinary shares outstanding from 7,187,500 to 7,503,750. All shares and associated amounts have been retroactively restated to reflect the share capitalization.

On May 1, 2025, the Company consummated its Initial Public Offering of 30,015,000 Units, including the issuance of 3,915,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $300.15 million, and incurring offering costs of approximately $17.8 million, of which approximately $11.7 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 3,500,000 Sponsor Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Sponsor Private Placement Warrant, generating gross proceeds to the Company of $3.5 million.

Additionally, simultaneously with the closing of the Initial Public Offering, the Company issued an aggregate of 3,750,000 Underwriter Private Placement Warrants to designees of the Representatives.

Upon the closing of the Initial Public Offering and the Private Placement, the Company deposited $300.15 million ($10.00 per share) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Berto Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (this “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Risk Factors” in our final prospectus for the Initial Public Offering (the “Final Prospectus”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 1, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 15, 2024 and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we will consider opportunities in any industry, we are strategically positioned to capitalize on transformative opportunities, focusing on sectors that are pivotal to advancing sustainability and innovation. Our investment thesis prioritizes target businesses primarily in North America and Europe, with a keen interest in new energy businesses, circular economy initiatives, and innovative agricultural and food technologies. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Our sponsor is Berto Acquisition Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing Activities

Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on April 29, 2025. On May 1, 2025, we consummated our Initial Public Offering of 30,015,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 3,915,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $300.15 million, and incurring offering costs of approximately $17.8 million, of which approximately $11.7 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 3,500,000 warrants (the “Sponsor Private Placement Warrants”) to our Sponsor at a purchase price of $1.00 per Sponsor Private Placement Warrant, generating gross proceeds to the Company of $3.5 million.

Additionally, simultaneously with the closing of the Initial Public Offering, we issued an aggregate of 3,750,000 warrants (the “Underwriter Private Placement Warrants”, and together with the Sponsor Private Placement Warrants, the “Private Placement Warrants”) to designees of the Representatives.

The Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, we deposited $300.15 million ($10.00 per share) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and would be held only (i) uninvested as cash, (ii) in an interest bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invested only in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of one hundred eighty-five (185) days or less, or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government treasury obligations. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer the Company holds investments in the Trust Account, it may, at any time, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account uninvested in cash or in an interest-bearing or non-interest-bearing demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination in connection with a general meeting called to approve the Initial Business Combination or without a shareholder vote by means of a tender offer; (ii) the redemption of any Public Shares if we were unable to complete the Initial Business Combination within the completion window (as defined below), subject to applicable law or (y) if we extend the completion window and such extension is conditioned upon depositing additional funds into the Trust Account, upon the end of a 30-day cure period after the date any such funds were required to be deposited but were not so deposited or (iii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend our articles not for the purpose of approving, or in conjunction with the consummation of, an Initial Business Combination, (A) to modify the substance or timing of our obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of Public Shares if we have not consummated an Initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of ordinary shares or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

Initial Business Combination

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Sponsor Private Placement Warrants, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more businesses having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Furthermore, there is no assurance that we will be able to successfully effect an Initial Business Combination.

We provide Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a shareholders’ meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares.

The Public Shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). If we seek shareholder approval of an Initial Business Combination, we will complete the Initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of our company.

Our Sponsor, Meteora Capital LLC (the “Consultant” or “Meteora”), and any other holder of the founder shares prior to the Initial Public Offering (the “Initial Shareholders”), officers and directors, have entered into a letter agreement with the Company, pursuant to which they agreed to vote in favor of the Initial Business Combination and waive their redemption rights with respect to any Founder Shares they hold and any Public Shares that our Sponsor, Sponsor’s affiliates, officers and directors may acquire during or after this offering in connection with the completion of the Initial Business Combination.

Our articles also provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without our prior consent.

Pursuant to our amended and restated memorandum and articles of association (the “articles”) if we are unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, or May 1, 2027 (the “Completion Window”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned held in the Trust Account (which interest shall be net of taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders have entered into agreements with our company pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete the Initial Business Combination within the Completion Window. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if we fail to complete the Initial Business Combination within the prescribed time period.

Liquidity and Capital Resources

As of March 31, 2025, we had approximately $11,000 in cash and a working capital deficit of approximately $1.1 million.

Our liquidity needs through March 31, 2025 were satisfied through the payment of $25,000 from our Sponsor, its affiliates, and the Consultant to purchase founder shares, and a loan under the Note in the amount of approximately $189,000. Following the closing of the Initial Public Offering, our liquidity was derived from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We fully repaid the Note balance on May 1, 2025, and the Note was no longer available after closing.

In addition, in order to finance transaction costs in connection with our Initial Business Combination, our Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, provide the Working Capital Loans to us. If we complete our Initial Business Combination, we would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of March 31, 2025, we had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 - Presentation of Financial Statements – Going Concern, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of March 31, 2025, our management has determined that our current liquidity including, our access to funds from the Sponsor entity and the fact that our Sponsor and/or its affiliates agrees to make those funds available and has the financial wherewithal to provide such funds and the net proceeds from the closing of the Initial Public Offering and the Private Placement held outside Trust once consummated, is sufficient to fund us the working capital needs through a minimum of one year from the date of issuance of these unaudited condensed financial statements.

Risks and Uncertainties

Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, any resurgence in inflation; changes to trade and tariffs, immigration, energy and other policies; changes in interest rate policies; the Russia-Ukraine war; conflicts in the Middle East; and economic conditions and tensions involving China.

These and other risks could negatively impact economic growth rates and unemployment levels in the U.S. and other countries and result in volatility and disruptions in financial markets. Such risks could also adversely affect our search for an Initial Business Combination and any target business with which we may ultimately consummate an Initial Business Combination.

Results of Operations

Our entire activity from July 15, 2024 (inception) through March 31, 2025 is related to our formation and the preparation for our Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination. Following the closing of our Initial Public Offering, we generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended March 31, 2025, we had net loss of approximately $18,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Registration Rights

The holders of the (i) Founder Shares, (ii) Sponsor Private Placement Warrants and the ordinary shares underlying such warrants, (iii) Underwriter Private Placement Warrants and the ordinary shares underlying such warrants, and (iv) warrants that may be issued upon conversion of Working Capital Loans will have registration rights pursuant to a registration rights agreement dated April 29, 2025. The holders of Founder Shares, Sponsor Private Placement Warrants, and Working Capital Warrants are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders of founder shares, Sponsor Private Placement Warrants, and Working Capital Warrants have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the Initial Business Combination. The Underwriter Private Placement Warrants (including the underlying shares) will be entitled to resale registration rights including one demand and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales in the Initial Public Offering, in compliance with FINRA Rule 5510(g)(8). We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, we agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account.

Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. These individuals will be eligible to receive a transfer or reallocation of Founder Shares for any extraordinary services rendered in order to identify or effectuate the consummation of the Initial Business Combination. We may pay cash compensation to its independent directors for services rendered to us. Additionally, we may pay consulting, success, advisory, or finder’s fees to our Sponsor, our officers or directors, advisors, or affiliates thereof in connection with the consummation of the Initial Business Combination. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates.

In addition, pursuant to the administrative services and indemnification agreement described above, we will indemnify our Sponsor from any claims arising out of or relating to the Initial Public Offering or our operations or conduct of our business or any claim against our Sponsor alleging any expressed or implied management or endorsement by our Sponsor of any of our activities or any express or implied association between our Sponsor and us or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 3,915,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 1, 2025, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to (1) an upfront underwriting fee of an aggregate amount of approximately $1.5 million, paid upon the closing of the Initial Public Offering, (2) an aggregate of 3,750,000 Underwriter Private Placement Warrants issued upon the closing of the Initial Public Offering, and (3) a deferred underwriting fee of approximately $11.7 million (the “Deferred Fee”). The Deferred Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of Public Shares in connection with the consummation of an Initial Business Combination, less funds sourced by Initial Shareholders, or any cash remaining in the Trust Account pursuant to structured agreements such as forward purchase agreements, non-redemption agreements, any agreements or arrangements alike, or any other incentivization provided to the shareholders to not to redeem.

The Underwriter Private Placement Warrants are identical to the Public Warrants and Sponsor Private Placement Warrants, except that the Underwriter Private Placement Warrants held by the underwriters or their designees will not be exercisable more than five years after the commencement of sales in the Initial Public Offering.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs Associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99 — “Other Assets and Deferred Costs” — and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that were related to the Initial Public Offering. Deferred offering costs associated with warrants will be charged to shareholders’ deficit upon the completion of the Initial Public Offering. Deferred offering costs associated with the Public Shares will be charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Warrant Instruments

We will account for all of the Public Warrants and Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, we evaluated and will classify the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. There are no Public or Private Warrants currently outstanding as of March 31, 2025 and December 31, 2024.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Executive Chairman and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management had concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Final Prospectus, filed with the SEC on May 1, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors disclosed in our Final Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an Initial Business Combination target, our ability to complete an Initial Business Combination, and/or our business, financial condition and results of operations following completion of an Initial Business Combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. The U.S. has implemented a range of new tariffs and increases to existing tariffs, and, in response to the tariffs announced by the U.S., other countries have imposed new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Any significant increases in tariffs on goods or materials or other changes in trade policy, or the perception that such changes could occur, could negatively affect our search for a Business Combination target and/or our ability to complete our Initial Business Combination. For example, if we pursue a target company which sources or manufactures material components outside of the U.S., these changes could materially impact such target company’s business and financial performance. Similarly, if we pursue a target company which exports products outside of the U.S., retaliatory tariff and trade measures imposed by other countries could affect such target’s ability to export products and therefore adversely affect its sales. We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an Initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an Initial Business Combination. The business prospects of a particular target for an Initial Business Combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business. Accordingly, changes in trade and tariff policies could prevent or make it difficult or more expensive for us to complete an Initial Business Combination. Tariffs and threats of tariffs and other potential trade policy changes could also lead to material adverse effects on a post-business combination company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On May 1, 2025, we consummated our Initial Public Offering of 30,015,000 Units at $10.00 per Unit, including the issuance of 3,915,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds to the Company of $300,150,000. Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, and Needham & Company, LLC acted as representatives of the underwriters. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333- 286835). The SEC declared the registration statement effective on April 29, 2025.

Simultaneously with the consummation of the Initial Public Offering, on May 1, 2025, we consummated the private sale of an aggregate of 3,500,000 Sponsor Private Placement Warrants to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $3,500,000. Additionally, on May 1, 2025, simultaneously with the closing, the Company issued an aggregate of 3,750,000 Underwriter Private Placement Warrants to designees of the Representatives as part of the compensation for underwriting services. The Warrants cannot be exercised until 30 days after the completion of our Initial Business Combination. Each Private Placement is exercisable to purchase one Ordinary Share at a price of $10.50 per share within the first 12 months following the closing of an Initial Business Combination or $11.50 per share after the 12-month anniversary of the closing of the Initial Business Combination.

The sales of the above securities by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

We incurred transaction costs amounting to approximately $17.8 million, consisting of an aggregate amount of approximately $1.5 million of upfront underwriting fee, an approximately $11.7 million of deferred underwriting fees, and approximately $4.6 million of other offering costs.

Following the closing of the Initial Public Offering, of the net proceeds received from the consummation of the initial public offering and simultaneous private placement, $300,150,000 ($10.00 per unit sold in the public offering) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from the Initial Public Offering and Sponsor Private Placement as is described in the Company’s final prospectus for its Initial Public Offering

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2025	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Executive Chairman and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)