Form 10-Q
period 2025-06-30
Berto Acquisition Corp.
filed 2025-08-13
CIK 2033122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one (1) ordinary share, $0.0001 par value, and one-half of one (1) redeemable warrant	TACOU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	TACO	The Nasdaq Stock Market LLC
Warrants entitling the holder to purchase one (1) ordinary share, par value $0.0001 per share	TACOW	The Nasdaq Stock Market LLC

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

As of August 13, 2025, 37,518,750 ordinary shares, par value $0.0001 per share, were issued and outstanding.

BERTO ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

BERTO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash	$361,416	$34,044
Prepaid expenses	150,735	-
Total current assets	512,151	34,044
Offering costs associated with initial public offering	-	400,000
Investments held in Trust Account	302,233,940	-
Total Assets	$302,746,091	$434,044

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$17,339	$563,291
Accrued expenses	103,034	400,000
Note payable - related party	-	34,043
Total current liabilities	120,373	997,334
Deferred underwriting commissions	11,705,850	-
Total Liabilities	11,826,223	997,334

Commitments and Contingencies (Note 6)
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 30,015,000 shares subject to possible redemption at $10.07 per share	302,233,940	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 7,503,750 non-redeemable shares issued or outstanding	750	750
Additional paid-in capital	-	174,250
Accumulated deficit	(11,314,822)	(738,290)
Total shareholders’ deficit	(11,314,072)	(563,290)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$302,746,091	$434,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2025	For The Six Months Ended June 30, 2025
General and administrative expenses	$229,157	$247,085
Loss from operations	(229,157)	(247,085)

Other income:
Interest income on operating account	6,594	6,594
Investment income from investments held in Trust Account	2,083,940	2,083,940
Total other income	2,090,534	2,090,534

Net income	$1,861,377	$1,843,449

Weighted average shares outstanding of Public Shares, basic and diluted	30,015,000	30,015,000
Basic and diluted net income per share, Public Share	$0.05	$0.05
Weighted average shares outstanding of Founder Shares, basic and diluted	7,181,085	6,854,855
Basic and diluted net income per share, Founder Share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and six months ended June 30, 2025
	Non-Redeemable		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,503,750	$750	$174,250	$(738,290)	$(563,290)
Net loss	-	-	-	(17,928)	(17,928)
Balance - March 31, 2025 (unaudited)	7,503,750	750	174,250	(756,218)	(581,218)
Issuance of Private Placement Warrants to Sponsor	-	-	3,500,000	-	3,500,000
Issuance of Underwriter Warrants	-	-	3,750,000	-	3,750,000
Fair value of warrants included in the Units sold in the Initial Public Offering	-	-	2,161,080	-	2,161,080
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	-	-	(129,228)	-	(129,228)
Accretion of ordinary shares subject to possible redemption	-	-	(9,456,102)	(12,419,981)	(21,876,083)
Net income	-	-	-	1,861,377	1,861,377
Balance - June 30, 2025 (unaudited)	7,503,750	$750	$-	$(11,314,822)	$(11,314,072)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended
June 30, 2025
Cash Flows from Operating Activities:
Net income	$1,843,449
Adjustments to reconcile net income to net cash provided by operating activities:
General and administrative expenses paid by related party under promissory note	2,006
Investment income from investments held in Trust Account	(2,083,940)
Changes in operating assets and liabilities:
Prepaid expenses	(150,735)
Accounts payable	(545,952)
Accrued expenses	(296,966)
Net cash provided by operating activities	(1,232,138)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(300,150,000)
Net cash used in investing activities	(300,150,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(221,560)
Proceeds received from initial public offering, gross	300,150,000
Proceeds received from private placement	3,500,000
Offering costs paid	(1,718,930)
Net cash provided by financing activities	301,709,510

Net change in cash	327,372

Cash - beginning of the period	34,044
Cash - end of the period	$361,416

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party under promissory note	$185,511
Issuance of Underwriter Warrants	$3,750,000
Deferred underwriting commissions	$11,705,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

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

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from July 15, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,500,000 warrants (the “Sponsor Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Sponsor Private Placement Warrant, generating gross proceeds to the Company of $3.5 million (see Note 4).

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
JUNE 30, 2025

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

The Company provides Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a shareholders’ meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares.

The Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks shareholder approval of an Initial Business Combination, the Company will complete the Initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

The Sponsor, Consultant (as defined in Note 5), and any other holder of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”), officers and directors, entered into a letter agreement with the Company, pursuant to which they agreed to vote in favor of the Initial Business Combination and waive their redemption rights with respect to any Founder Shares they hold and any Public Shares the Sponsor, Sponsor’s affiliates, officers and directors may acquire during or after this offering in connection with the completion of the Initial Business Combination.

The Company’s articles also provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

Pursuant to the Company’s amended and restated memorandum and articles of association (the “articles”) if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, or May 1, 2027 (the “Completion Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned held in the Trust Account (which interest shall be net of taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders have entered into agreements with the Company pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Completion Window. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had approximately $361,000 in cash and a working capital of approximately $392,000.

The Company’s liquidity needs through June 30, 2025 were satisfied through the payment of $25,000 from the Sponsor, its affiliates, and the Consultant to purchase Founder Shares (as defined in Note 5), a loan under the Note (as defined in Note 5) in the amount of approximately $222,000. The Company fully repaid the Note balance on May 1, 2025, and the Note was no longer available after closing. Following the closing of the Initial Public Offering, the Company’s liquidity was derived from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans to the Company (as defined in Note 5). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 - “Presentation of Financial Statements – Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of June 30, 2025, management has determined that the Company’s current liquidity including, the Company’s access to funds from the Sponsor entity and the fact that the Sponsor and/or its affiliates agrees to make those funds available and has the financial wherewithal to provide such funds and the net proceeds from the closing of the Initial Public Offering and the Private Placement held outside Trust once consummated, is sufficient to fund the working capital needs of the Company through a minimum of one year from the date of issuance of these unaudited condensed financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 of Regulation S-X. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

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
JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Investments Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99 — “Other Assets and Deferred Costs” — and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that were related to the Initial Public Offering. Offering costs associated with warrants were charged to shareholders’ deficit upon the completion of the Initial Public Offering. Offering costs associated with the Public Shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$302,233,940	$-	$-

(1)	Includes approximately $900 of cash balance held within the Trust Account.

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2025.

There were no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2024.

Ordinary Shares Subject to Possible Redemption

As discussed in Note 1, all of the 30,015,000 Public Shares contain a redemption feature. In accordance with the FASB ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Public Shares as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Public Shares and the redemption value.

As of June 30, 2025, the amount of Public Shares reflected on the unaudited condensed balance sheet is reconciled in the following table:

Public Shares subject to possible redemption - December 31, 2024	$-
Plus:
Gross proceeds	300,150,000
Less:
Proceeds allocated to Public Warrants	(2,161,080)
Public Shares issuance costs	(17,631,063)
Plus:
Accretion of carrying value to redemption value	21,876,083
Public Shares subject to possible redemption - June 30, 2025	$302,233,940

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

Warrant Instruments

The Company accounted for all of the Public Warrants and Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants (as defined below) will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. The fair value of the Public Warrants and the Private Placement Warrants was measured at the issuance date using Monte Carlo simulation method. The model utilized the following Level 3 measurement inputs: an exercise price of $11.50, estimated underlying stock price of $10.07, volatility rate of 5.4%, risk free rate of 3.9% and expected terms of 7.01 years, resulting in a fair value per warrant of approximately $0.144.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Public Shares and Founder Shares (as defined in Note 5). Income and losses are shared pro rata between the two classes of shares. Net loss per share of common stock is calculated by dividing the net loss by the weighted average number of common stock outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 6,044,160 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Public Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock for the three and six months ended June 30, 2025 and 2024:

	For The Three Months Ended		For The Six Months Ended
	June 30, 2025		June 30, 2025
	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$1,502,019	$359,358	$1,500,714	$342,735

Denominator:
Basic and diluted weighted average common shares outstanding	30,015,000	7,181,085	30,015,000	6,854,855

Basic and diluted net income per common share	$0.05	$0.05	$0.05	$0.05

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
JUNE 30, 2025

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

Note 5 — Related Party Transactions

Founder Shares

On November 11, 2024, the Sponsor and its affiliates paid $23,957 for an aggregate of 6,887,500 ordinary shares and a consultant, Meteora Capital LLC (the “Consultant” or “Meteora”) paid $1,043 for an aggregate of 300,000 ordinary shares (none of the shares issued to Meteora were subject to forfeiture in connection with the exercise of the over-allotment option as described below). On April 29, 2025, the Company capitalized $31.63 standing to the credit of the Company’s share premium account and issued an additional 316,250 ordinary shares, resulting in the Sponsor, Sponsor Affiliates, and a consultant holding an aggregate of 7,503,750 ordinary shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. These 7,503,750 ordinary shares are referred herein as “Founder Shares”. Out of the total 7,503,750 Founder Shares held by the Sponsor, Sponsor’s affiliates: Harry You and Robert You, and the Consultant each holds 2,688,300, 2,401,200, 2,101,050 and 313,200 Founder Shares, respectively. Of these, up to 978,750 of the Founder Shares held by the Sponsor and Sponsor’s affiliates were subject to forfeiture up to the extent to which the underwriters’ over-allotment option was not exercised. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares were no longer subject to forfeiture.

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
JUNE 30, 2025

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. The Company recorded an outstanding balance of $30,000 as of June 30, 2025 in connection with such fees in accrued expenses in the accompanying condensed balance sheets.

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

Related Party Loans

Promissory Note

The Company and the Sponsor entered into a loan agreement on August 23, 2024, which was later amended on December 31, 2024, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the closing date of the Initial Public Offering. The Company borrowed an aggregate of approximately $222,000 under the Note and fully repaid the Note on May 1, 2025, and the Note was no longer available after closing.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as Chief Financial Officer of the Company, the Company entered into a Chief Financial Officer services agreement with Meteora (the “CFO Services Agreement”), pursuant to which, among other things, the Company agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as Chief Financial Officer of the Company starting at the beginning of the next quarter.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, (ii) Sponsor Private Placement Warrants and the ordinary shares underlying such warrants, (iii) Underwriter Private Placement Warrants and the ordinary shares underlying such warrants, and (iv) warrants that may be issued upon conversion of Working Capital Loans (as defined below) have registration rights pursuant to a registration rights agreement dated April 29, 2025. The holders of Founder Shares, Sponsor Private Placement Warrants, and Working Capital Warrants are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders of Founder Shares, Sponsor Private Placement Warrants, and Working Capital Warrants have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination. The Underwriter Private Placement Warrants (including the underlying shares) are entitled to resale registration rights including one demand and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales in the Initial Public Offering, in compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 5510(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

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

Founder Shares

As of June 30, 2025 and December 31, 2024, there was an aggregate of 7,503,750 Founder Shares issued and outstanding. Of these, up to an aggregate of 978,750 shares were subject to forfeiture depending on the extent to which the over-allotment option was not exercised by the underwriters. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares were no longer subject to forfeiture.

Public Shares

As of June 30, 2025, there were 30,015,000 Public Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity at the unaudited condensed balance sheets.

Warrants

As of June 30, 2025, the Company had an aggregate of 15,007,500 Public Warrants, 3,500,000 Sponsor Private Placement Warrants and 3,750,000 Underwriter Private Placement Warrants (together, the “Warrants”) outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company’s Chief Financial Officer has been identified as the CODM, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For The Three Months Ended June 30, 2025	For The Six Months Ended June 30, 2025
Investment income from investments held in Trust Account	$2,083,940	$2,083,940
General and administrative expenses	(229,157)	(247,085)
Other income (expenses)	6,594	6,594
Net loss	$1,861,377	$1,843,449

The CODM reviews investment income from investments in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

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

The Sponsor is Berto Acquisition Sponsor LLC, a Cayman Islands limited liability company.

Financing Activities

Our registration statement for the Initial Public Offering was declared effective on April 29, 2025. On May 1, 2025, we consummated our Initial Public Offering of 30,015,000 Units, including the issuance of 3,915,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $300.15 million, and incurring offering costs of approximately $17.8 million, of which approximately $11.7 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 3,500,000 Sponsor Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Sponsor Private Placement Warrant, generating gross proceeds to the Company of $3.5 million.

Additionally, simultaneously with the closing of the Initial Public Offering, we issued an aggregate of 3,750,000 Underwriter Private Placement Warrants to designees of the Representatives.

The Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, we deposited $300.15 million ($10.00 per share) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and would be held only (i) uninvested as cash, (ii) in an interest bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invested only in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government treasury obligations. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer the Company holds investments in the Trust Account, it may, at any time, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account uninvested in cash or in an interest-bearing or non-interest-bearing demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination in connection with a general meeting called to approve the Initial Business Combination or without a shareholder vote by means of a tender offer; (ii) the redemption of any Public Shares if we were unable to complete the Initial Business Combination within the Completion Window, subject to applicable law or (y) if we extend the Completion Window and such extension is conditioned upon depositing additional funds into the Trust Account, upon the end of a 30-day cure period after the date any such funds were required to be deposited but were not so deposited or (iii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend our articles not for the purpose of approving, or in conjunction with the consummation of, an Initial Business Combination, (A) to modify the substance or timing of our obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of Public Shares if we have not consummated an Initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of ordinary shares or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of the Public Shareholders.

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

The Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). If we seek shareholder approval of an Initial Business Combination, we will complete the Initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of our company.

Our Sponsor, Meteora, the Initial Shareholders, officers and directors, have entered into a letter agreement with the Company, pursuant to which they agreed to vote in favor of the Initial Business Combination and waive their redemption rights with respect to any Founder Shares they hold and any Public Shares that our Sponsor, Sponsor’s affiliates, officers and directors may acquire during or after this offering in connection with the completion of the Initial Business Combination.

Our articles also provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without our prior consent.

Pursuant to the articles if we are unable to complete the Initial Business Combination within the Completion Window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned held in the Trust Account (which interest shall be net of taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders have entered into agreements with our company pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete the Initial Business Combination within the Completion Window. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if we fail to complete the Initial Business Combination within the prescribed time period.

Liquidity and Capital Resources

As of June 30, 2025, we had approximately $361,000 in cash and a working capital of approximately $392,000.

Our liquidity needs through June 30, 2025 were satisfied through the payment of $25,000 from our Sponsor, its affiliates, and the Consultant to purchase founder shares, and a loan under the Note in the amount of approximately $222,000. We fully repaid the Note balance on May 1, 2025, and the Note was no longer available after closing. Following the closing of the Initial Public Offering, our liquidity was derived from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with our Initial Business Combination, our Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, provide the Working Capital Loans to us. If we complete our Initial Business Combination, we would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of June 30, 2025, we had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 - Presentation of Financial Statements – Going Concern, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of June 30, 2025, our management has determined that our current liquidity including, our access to funds from the Sponsor entity and the fact that our Sponsor and/or its affiliates agrees to make those funds available and has the financial wherewithal to provide such funds and the net proceeds from the closing of the Initial Public Offering and the Private Placement held outside Trust once consummated, is sufficient to fund us the working capital needs through a minimum of one year from the date of issuance of these unaudited condensed financial statements.

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

Results of Operations

Our entire activity from July 15, 2024 (inception) through June 30, 2025 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account.  We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities, if any, at each reporting period.

For the three months ended June 30, 2025, we had net income of approximately $1.9 million, which consisted of approximately $2.1 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $229,000 of general and administrative expenses (of which $30,000 was for administrative expenses paid to our Sponsor).

For the six months ended June 30, 2025, we had net income of approximately $1.8 million, which consisted of approximately $2.1 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $247,000 of general and administrative expenses (of which $30,000 was for administrative expenses paid to our Sponsor).

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

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, we agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. We recorded an outstanding balance of $30,000 as of June 30, 2025 in connection with such fees in accrued expenses in the accompanying condensed balance sheets.

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

The underwriters were entitled to (1) an upfront underwriting fee of an aggregate amount of approximately $1.5 million, paid upon the closing of the Initial Public Offering, (2) an aggregate of 3,750,000 Underwriter Private Placement Warrants issued upon the closing of the Initial Public Offering, and (3) the Deferred Fee of approximately $11.7 million. The Deferred Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of Public Shares in connection with the consummation of an Initial Business Combination, less funds sourced by Initial Shareholders, or any cash remaining in the Trust Account pursuant to structured agreements such as forward purchase agreements, non-redemption agreements, any agreements or arrangements alike, or any other incentivization provided to the shareholders to not to redeem.

The Underwriter Private Placement Warrants are identical to the Public Warrants and Sponsor Private Placement Warrants, except that the Underwriter Private Placement Warrants held by the underwriters or their designees will not be exercisable more than five years after the commencement of sales in the Initial Public Offering.

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as our Chief Financial Officer, we entered into the CFO Services Agreement with Meteora, pursuant to which, among other things, we agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as our Chief Financial Officer starting at the beginning of the next quarter.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Offering Costs Associated with the Initial Public Offering

We comply with the requirements of the FASB ASC 340-10-S99 — “Other Assets and Deferred Costs” — and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that were related to the Initial Public Offering. Offering costs associated with warrants were charged to shareholders’ deficit upon the completion of the Initial Public Offering. Offering costs associated with the Public Shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Warrant Instruments

We accounted for all of the Public Warrants and Private Placement Warrants in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. The fair value of the Public Warrants and the Private Placement Warrants was measured at the issuance date using Monte Carlo simulation method. The model utilized the following Level 3 measurement inputs: an exercise price of $11.50, estimated underlying stock price of $10.07, volatility rate of 5.4%, risk free rate of 3.9% and expected terms of 7.01 years, resulting in a fair value per warrant of approximately $0.144.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our Executive Chairman and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management had concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On May 1, 2025, we consummated our Initial Public Offering of 30,015,000 Units at $10.00 per Unit, including the issuance of 3,915,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds to the Company of $300,150,000. Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, and Needham & Company, LLC acted as representatives of the underwriters. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-286023). The SEC declared the registration statement effective on April 29, 2025.

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

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association. (1)

4.1	Warrant Agreement dated April 29, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Letter Agreement dated April 29, 2025, by and among the Company, Berto Acquisition Sponsor LLC, Meteora Capital, LLC and each of the officers and directors of the Company. (1)

10.2	Investment Management Trust Agreement dated April 29, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement dated April 29, 2025, by and among the Company, Berto Acquisition Sponsor LLC and the other holders named therein. (1)

10.4	Private Placement Warrants Purchase Agreement dated April 29, 2025, by and between the Company and Berto Acquisition Sponsor LLC. (1)

10.5	Private Placement Warrants Purchase Agreement dated April 29, 2025, by and among the Company, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC and Needham & Company, LLC. (1)

10.6	Administrative Services and Indemnification Agreement dated April 29, 2025, by and between the Company and Berto Acquisition Sponsor LLC. (1)

10.7	Chief Financial Officer Services Agreement, dated June 13, 2025, by and among Berto Acquisition Corp. and Meteora Capital, LLC. (2)

10.8	Omnibus Joinder to the Letter Agreement and Registration Rights Agreement, dated June 13, 2025, by and among Berto Acquisition Corp. and Vikas Mittal. (2)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-42620, filed with the Securities and Exchange Commission on May 1, 2025) and incorporated by reference here.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-42620, filed with the Securities and Exchange Commission on June 16, 2025) and incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2025	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Vikas Mittal
	Name:	Vikas Mittal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)