Form 10-Q
period 2025-09-30
Berto Acquisition Corp.
filed 2025-11-13
CIK 2033122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, 37,518,750 ordinary shares, par value $0.0001 per share, were issued and outstanding.

BERTO ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

BERTO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash	$325,010	$34,044
Prepaid expenses	125,757	-
Total current assets	450,767	34,044
Offering costs associated with initial public offering	-	400,000
Investments held in Trust Account	305,577,225	-
Total Assets	$306,027,992	$434,044

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$122,397	$563,291
Accrued expenses - related parties	112,500	400,000
Note payable - related party	-	34,043
Total current liabilities	234,897	997,334
Deferred underwriting commissions	11,705,850	-
Total Liabilities	11,940,747	997,334

Commitments and Contingencies (Note 6)
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 30,015,000 shares subject to possible redemption at $10.18 per share	305,577,225	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 7,503,750 non-redeemable shares issued and outstanding	750	750
Additional paid-in capital	-	174,250
Accumulated deficit	(11,490,730)	(738,290)
Total shareholders’ deficit	(11,489,980)	(563,290)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$306,027,992	$434,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS(1)

	For The Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2025
General and administrative expenses	$179,492	$426,577
Loss from operations	(179,492)	(426,577)

Other income:
Interest income on operating account	3,584	10,178
Investment income from investments held in Trust Account	3,343,285	5,427,225
Total other income	3,346,869	5,437,403

Net income	$3,167,377	$5,010,826

Weighted average shares outstanding of Public Shares, basic and diluted	30,015,000	30,015,000
Basic and diluted net income per share, Public Share	$0.08	$0.14
Weighted average shares outstanding of Founder Shares, basic	7,503,750	7,073,530
Basic net income per share, Founder Share	$0.08	$0.14
Weighted average shares outstanding of Founder Shares, diluted	7,503,750	7,181,085
Diluted net income per share, Founder Share	$0.08	$0.13

(1)	There was no activity for the Company for the period from July 15, 2024 (inception) through September 30, 2024.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT(1)

	For the three and nine months ended September 30, 2025
	Non-Redeemable		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,503,750	$750	$174,250	$(738,290)	$(563,290)
Net loss	-	-	-	(17,928)	(17,928)
Balance - March 31, 2025 (unaudited)	7,503,750	750	174,250	(756,218)	(581,218)
Issuance of Private Placement Warrants to Sponsor	-	-	3,500,000	-	3,500,000
Issuance of Underwriter Warrants	-	-	3,750,000	-	3,750,000
Fair value of warrants included in the Units sold in the Initial Public Offering	-	-	2,161,080	-	2,161,080
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	-	-	(129,228)	-	(129,228)
Remeasurement of ordinary shares subject to possible redemption	-	-	(9,456,102)	(12,419,981)	(21,876,083)
Net income	-	-	-	1,861,377	1,861,377
Balance - June 30, 2025 (unaudited)	7,503,750	750	-	(11,314,822)	(11,314,072)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(3,343,285)	(3,343,285)
Net income	-	-	-	3,167,377	3,167,377
Balance - September 30, 2025 (unaudited)	7,503,750	$750	$-	$(11,490,730)	$(11,489,980)

(1)	There was no activity for the Company for the period from July 15, 2024 (inception) through September 30, 2024.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS(1)

For The Nine Months Ended
September 30, 2025
Cash Flows from Operating Activities:
Net income	$5,010,826
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	2,006
Investment income from investments held in Trust Account	(5,427,225)
Changes in operating assets and liabilities:
Prepaid expenses	(125,757)
Accounts payable	(440,894)
Accrued expenses	(287,500)
Net cash used in operating activities	(1,268,544)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(300,150,000)
Net cash used in investing activities	(300,150,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(221,560)
Proceeds received from initial public offering, gross	300,150,000
Proceeds received from private placement	3,500,000
Offering costs paid	(1,718,930)
Net cash provided by financing activities	301,709,510

Net change in cash	290,966

Cash - beginning of the period	34,044
Cash - end of the period	$325,010

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party under promissory note	$185,511
Issuance of Underwriter Warrants	$3,750,000
Deferred underwriting commissions	$11,705,850

(1)	There was no activity for the Company for the period from July 15, 2024 (inception) through September 30, 2024.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from July 15, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company had no activity and no expense for the period from July 15, 2025 (inception) through September 30, 2024.

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had approximately $325,000 in cash and a working capital of approximately $216,000.

The Company’s liquidity needs prior to the closing of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor, its affiliates, and the Consultant to purchase Founder Shares (as defined in Note 5), a loan under the Note (as defined in Note 5) in the amount of approximately $222,000. The Company fully repaid the Note balance on May 1, 2025, and the Note was no longer available after closing. Following the closing of the Initial Public Offering, the Company’s liquidity was derived from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans to the Company (as defined in Note 5). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 - “Presentation of Financial Statements – Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of September 30, 2025, management has determined that the Company’s current liquidity including, the Company’s access to funds from the Sponsor entity and the fact that the Sponsor and/or its affiliates agrees to make those funds available and has the financial wherewithal to provide such funds and the net proceeds from the closing of the Initial Public Offering and the Private Placement held outside Trust once consummated, is sufficient to fund the working capital needs of the Company through a minimum of one year from the date of issuance of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 of Regulation S-X. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2025 and December 31, 2024.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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
SEPTEMBER 30, 2025

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$305,577,225	$-	$-

(1)	Includes approximately $1,600 of cash balance held within the Trust Account.

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2025.

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

As of September 30, 2025, the amount of Public Shares reflected on the unaudited condensed balance sheet is reconciled in the following table:

Public Shares subject to possible redemption - December 31, 2024	$-
Plus:
Gross proceeds	300,150,000
Less:
Proceeds allocated to Public Warrants	(2,161,080)
Public Shares issuance costs	(17,631,063)
Plus:
Accretion of carrying value to redemption value	21,876,083
Public Shares subject to possible redemption - June 30, 2025 (unaudited)	302,233,940
Plus:
Accretion of carrying value to redemption value	3,343,285
Public Shares subject to possible redemption - September 30, 2025 (unaudited)	$305,577,225

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Public Shares and Founder Shares (as defined in Note 5). Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average number of ordinary shares outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 6,044,160 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Public Shares is excluded from earnings per share as the redemption value approximates fair value.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share for the three and nine months ended September 30, 2025 and 2024:

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2025		September 30, 2025
	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,533,902	$633,475	$4,055,160	$955,666

Denominator:
Basic weighted average ordinary shares outstanding	30,015,000	7,503,750	30,015,000	7,073,530
Diluted weighted average ordinary shares outstanding	30,015,000	7,503,750	30,015,000	7,181,085

Basic net income per ordinary share	$0.08	$0.08	$0.14	$0.14
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.14	$0.13

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company currently has no income tax provision.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. The Company recorded an aggregate of $45,000 and $75,000 for the three and nine months ended September 30, 2025, respectively, and an outstanding balance of $75,000 as of September 30, 2025 in connection with such fees in accrued expenses - related parties in the accompanying unaudited condensed statements of operations and balance sheet.

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Consulting Agreement with Meteora

On November 11, 2024, the Company entered into a consulting agreement with Meteora, pursuant to which Meteora provided consulting, advisory and related services to the Company with respect to general special purpose acquisition company structuring and capital markets matters.

In consideration of the services provided, the Company agreed to sell 300,000 Founder Shares to Meteora for an aggregate purchase price of $1,043. The Company estimated the fair value of such shares of $150,000 based on Monte Carlo simulation model and recorded as stock-based compensation expense.

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as Chief Financial Officer of the Company, the Company entered into a Chief Financial Officer services agreement with Meteora (the “CFO Services Agreement”), pursuant to which, among other things, the Company agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as Chief Financial Officer of the Company starting in July 2025. The Company recorded $37,500 in general and administrative expenses for the three and nine months ended September 30, 2025 and has outstanding balance as of September 30, 2025 in connection with such fees in accrued expenses - related parties in the accompanying unaudited condensed statements of operations and balance sheet.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Founder Shares

As of September 30, 2025 and December 31, 2024, there was an aggregate of 7,503,750 Founder Shares issued and outstanding. At December 31, 2024, of the outstanding Founder Shares, up to an aggregate of 978,750 shares were subject to forfeiture depending on the extent to which the over-allotment option was not exercised by the underwriters. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares were no longer subject to forfeiture.

Public Shares

As of September 30, 2025, there were 30,015,000 Public Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity at the unaudited condensed balance sheets.

Warrants

As of September 30, 2025, the Company had an aggregate of 15,007,500 Public Warrants, 3,500,000 Sponsor Private Placement Warrants and 3,750,000 Underwriter Private Placement Warrants (together, the “Warrants”) outstanding. Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

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
SEPTEMBER 30, 2025

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
SEPTEMBER 30, 2025

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
SEPTEMBER 30, 2025

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

	For The Three Months Ended September 30, 2025	For The Nine Months Ended September 30, 2025
Investment income from investments held in Trust Account	$3,343,285	$5,427,225
General and administrative expenses	(179,492)	(426,577)
Other income	3,584	10,178
Net income	$3,167,377	$5,010,826

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

Letter of Intent

On October 29, 2025, we and OnMed LLC, a developer of healthcare infrastructure solutions (“OnMed”), issued a joint press release announcing that we have entered into a non-binding letter of intent (“LOI”) for a potential business combination (the “Proposed Transaction”). We expect to announce additional details regarding the proposed Transaction if and when a definitive agreement is executed.

No assurances can be made that we and OnMed will successfully negotiate and enter into a definitive agreement, or that the Proposed Transaction will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction would be subject to the completion of due diligence, the negotiation of a definitive agreement providing for the Proposed Transaction, satisfaction of the conditions negotiated therein, board and equity holder approval, regulatory approvals, and other customary conditions.

Liquidity and Capital Resources

As of September 30, 2025, we had approximately $325,000 in cash and a working capital of approximately $216,000.

Our liquidity needs prior to the closing of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor, its affiliates, and the Consultant to purchase founder shares, and a loan under the Note in the amount of approximately $222,000. We fully repaid the Note balance on May 1, 2025, and the Note was no longer available after closing. Following the closing of the Initial Public Offering, our liquidity was derived from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with our Initial Business Combination, our Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, provide the Working Capital Loans to us. If we complete our Initial Business Combination, we would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of September 30, 2025, we had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 - Presentation of Financial Statements – Going Concern, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of September 30, 2025, our management has determined that our current liquidity including, our access to funds from the Sponsor entity and the fact that our Sponsor and/or its affiliates agrees to make those funds available and has the financial wherewithal to provide such funds and the net proceeds from the closing of the Initial Public Offering and the Private Placement held outside Trust once consummated, is sufficient to fund us the working capital needs through a minimum of one year from the date of issuance of these unaudited condensed financial statements.

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

Results of Operations

Our entire activity from July 15, 2024 (inception) through September 30, 2025 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities, if any, at each reporting period.

The Company had no activity and no expense for the period from July 15, 2025 (inception) through September 30, 2024.

For the three months ended September 30, 2025, we had net income of approximately $3.2 million, which consisted of approximately $3.3 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $179,000 of general and administrative expenses (of which $45,000 was for administrative expenses paid to our Sponsor).

For the nine months ended September 30, 2025, we had net income of approximately $5.0 million, which consisted of approximately $5.4 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $427,000 of general and administrative expenses (of which $75,000 was for administrative expenses paid to our Sponsor).

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

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, we agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. We recorded an aggregate of $45,000 and $75,000 for the three and nine months ended September 30, 2025, and an outstanding balance of $75,000 as of September 30, 2025 in connection with such fees in accrued expenses - related parties in the accompanying unaudited condensed statements of operations and balance sheet.

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

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as our Chief Financial Officer, we entered into the CFO Services Agreement with Meteora, pursuant to which, among other things, we agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as our Chief Financial Officer starting in July 2025. We recorded $37,500 in general and administrative expenses for the three months ended September 30, 2025 and an outstanding balance of $37,500 as of September 30, 2025 in connection with such fees in accrued expenses - related parties in the accompanying unaudited condensed statements of operations and balance sheet.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management had concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

There has been no material change in the planned use of proceeds from the Initial Public Offering and Sponsor Private Placement as is described in the Company’s final prospectus for its Initial Public Offering.

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

Date: November 13, 2025	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Vikas Mittal
	Name:	Vikas Mittal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)