Form 10-K
period 2025-12-31
Berto Acquisition Corp.
filed 2026-03-31
CIK 2033122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 001-42620

BERTO ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	99-4250815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1180 North Town Center Drive, Suite 100 Las Vegas, Nevada	89144
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 781-4313

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units consisting of one (1) ordinary share, $0.0001 par value, and one-half of one (1) redeemable warrant	TACOU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per value	TACO	The Nasdaq Stock Market LLC
Warrants entitling the holder to purchase one (1) ordinary share, par value $0.0001 per share	TACOW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal year) was approximately $312,756,300, computed by reference to the closing price for the ordinary shares on such date, as reported on the Nasdaq Global Market (“Nasdaq”).

As of March 30, 2026, there were 37,518,750 ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses or of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving or consummating our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and increased volatility in the debt and equity markets, may have on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	Certain members of our management team may have economic incentives that differ from those of public shareholders;

●	global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflicts in the Middle East;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements and risk factors contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets.

●	We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may elect to purchase public shares or warrants from public shareholders, which may reduce the public “float” of our securities.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our sponsor, sponsor affiliates and a consultant (the initial shareholders) for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

PART I

References in this report to “we,” “us” or the “Company” refer to Berto Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Berto Acquisition Sponsor LLC, a Cayman Islands limited liability company.

Item 1. Business.

Introduction

We are a blank check company incorporated on July 15, 2024 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On November 11, 2024, our Sponsor and its affiliates purchased $23,957 for an aggregate of 6,887,500 ordinary shares and a consultant, Meteora Capital, LLC (“Meteora”), paid $1,043 for an aggregate of 300,000 ordinary shares (such shares, the “founder shares”). On April 29, 2025, we capitalized $31.63 standing to the credit of our share premium account and issued an additional 316,250 ordinary shares, resulting in our Sponsor, sponsor affiliates, and Meteora holding an aggregate of 7,503,750 ordinary shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The “sponsor affiliates” include Harry You, who acts as our Chairman of the board of directors and the managing member of the Sponsor, and Robert You, adult son of Harry You. Both Messrs. You directly own membership interests in our sponsor. Out of the total 7,503,750 founder shares held by our sponsor, sponsor affiliates and the consultant, the sponsor, Harry You, Robert You and the consultant each directly holds 2,688,300, 2,401,200, 2,101,050 and 313,200 founder shares, respectively, each purchased at approximately $0.003 per share. Of these, up to 978,750 of the founder shares held by the Sponsor and sponsor affiliates were subject to forfeiture up to the extent to which the underwriters’ over-allotment option was not exercised. In connection with the consummation of the IPO on May 1, 2025, the underwriters exercised their over-allotment option in full, and as such the founder shares were no longer subject to forfeiture.

On May 1, 2025, the Company consummated its initial public offering (the “IPO”) of 30,015,000 units (the “Units”), including the issuance of 3,915,000 Units as a result of the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $300,150,000. Each Unit consists of one ordinary share of the Company and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one ordinary share for $10.50 per share within the first 12 months following the closing of an initial business combination or $11.50 per share after the 12-month anniversary of the closing of the initial business combination, subject to adjustment, beginning 30 days after the completion of the Company’s initial business combination.

Simultaneously with the closing of the IPO, pursuant to a private placement warrants purchase agreement (the “Sponsor Warrants Purchase Agreement”), the Company completed the private sale of an aggregate of 3,500,000 warrants (the “sponsor private placement warrants”) to the Sponsor at a purchase price of $1.00 per sponsor private placement warrant, generating gross proceeds to the Company of $3,500,000. Additionally, on May 1, 2025, simultaneously with the closing of the IPO, pursuant to a private placement warrant purchase agreement (the “Underwriter Warrants Purchase Agreement”) and an underwriting agreement (the “Underwriting Agreement), each by and among the Company, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC and Needham & Company, LLC (collectively, the “Representatives”), the Company issued an aggregate of 3,750,000 warrants (the “underwriter private placement warrants”, and together with the sponsor private placement warrants, the “private placement warrants”) to designees of the Representatives.

A total of $300,150,000 of the net proceeds from the IPO (which amount includes $11,705,850 of the underwriters’ deferred discount) and the sale of the sponsor private placement warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination in connection with a general meeting called to approve the initial business combination or without a shareholder vote by means of a tender offer, (ii) (x) the redemption of the ordinary shares included in the Units sold in the IPO (the “public shares”) if the Company is unable to complete its initial business combination within 24 months from the closing of the IPO (the “completion window”), subject to applicable law or (y) if the Company extends the completion window and such extension is conditioned upon depositing additional funds into the trust account, upon the end of a 30-day cure period after the date any such funds were required to be deposited but were not so deposited or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s Articles not for the purpose of approving, or in conjunction with the consummation of, an initial business combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if it has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to rights of holders of the Company’s Ordinary Shares or pre-initial business combination activity.

Our Management Team

Our management team is comprised of industry leaders, who we believe are well positioned to identify and evaluate businesses that would benefit from our management team’s skills and access to the public markets. We believe that our management team possesses extensive experience in operating and growing companies, has a deep network of contacts and brings a distinctive background that can have a transformative impact on a target business. Our management team is spearheaded by Harry L. You, the Executive Chairman of the board of directors of the company.

Harry L. You is an experienced executive, chief financial officer and board member with extensive experience with technology companies who has been serving as our Executive Chairman of the Board of Directors and Chief Executive Officer since our inception, and he previously served as Interim Chief Financial Officer from our inception until his resignation in June 2025. Mr. You has served as Chairman of the Board of Coliseum since June 2023 until the closing of its initial business combination in December 2024, and served as interim Chief Executive Officer and Chief Financial Officer from June 2023 until July 2023, and he currently serves as Chairman of Rain Enhancement Technologies Holdco, Inc. (Nasdaq: RAIN). Mr. You has also served as Chairman of the Board and a Director of dMY Squared since March 2022, as well as Chief Financial Officer since February 2022 and Chief Executive Officer since February 2025 until the closing of its initial business combination in March 2026. From March 2022 until his resignation in March 2023, Mr. You has also served as Co-Chief Executive Officer of dMY Squared. He has also been a member of the Audit Committee of Broadcom since January 2019 as well as Chairman of the Compensation Committee and a member of the Executive Committee of the Board of Directors of Broadcom. Previously, he was Chief Financial Officer from September 2016 to August 2019 and President in May 2019 and from September 2016 to February 2019 and in May 2019 of GTY, a software as a service company that offers cloud-based solutions for the public sector. He was Executive Vice President in the Office of the Chairman of EMC from 2008 to 2016. When Mr. You joined EMC in 2008, he oversaw corporate strategy and new business development, including mergers and acquisitions, joint ventures and venture capital activity. He was Chief Executive Officer from 2005 to 2007 and Interim Chief Financial Officer from 2005 to 2006 of BearingPoint Inc. (formerly KPMG Consulting), a leading IT and management consultancy. He was Executive Vice President and Chief Financial Officer of Oracle from 2004 to 2005, in which capacity, he helped start Oracle’s acquisition run with takeovers of Peoplesoft, Inc. and Retek in 2005. Prior to joining Oracle, he held several key positions in finance, including as Chief Financial Officer of Accenture Ltd. from 2001 to 2004, guiding Accenture through its initial public offering, and a managing director in the Investment Banking Division of Morgan Stanley. He has also served as a trustee of the U.S. Olympic Committee Foundation from 2016 to 2022. Mr. You served as a director of IonQ, Inc. from October 2021 to February 2025. Mr. You served as Vice Chairman of the Board of GTY from February 2019 to July 2022 and as director of Coupang, Inc. from January 2021 to June 2023, Genius Sports Limited from April 2021 to December 2022, Rush Street Interactive, Inc. from September 2019 to June 2022, dMY II (a special purpose acquisition company) from June 2020 to April 2021, dMY IV (a special purpose acquisition company) from December 2020 to April 2023, and Korn/Ferry International from 2005 to 2016. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College.

Vikas Mittal has served as our Chief Financial Officer since June 2025. He has served as the Managing Member and Chief Investment Officer of Meteora Capital, LLC (“Meteora”), an alternative investment firm, since January 2022. He has nearly two decades of experience related to special purpose acquisition companies, and has served as Chief Executive Officer and Chief Financial Officer of Investcorp Europe Acquisition Corp. I (“Investcorp,” Nasdaq: IVCB) since December 2024. He was previously a managing member of GSR II Meteora Sponsor LLC from October 2021 to June 2023, which was the Sponsor to GSR II Meteora Acquisition Corp., a SPAC which has since consummated its business combination. Prior to founding Meteora, Mr. Mittal was an investment professional and member of Glazer Capital, LLC, an investment management firm, from 2005 through the end of 2021. Over his 20 years on the buy-side as a principal investor, he has deployed capital across a range of event-driven investment strategies. Before transitioning to the buy-side, Mr. Mittal was part of the founding team that launched Raymond James’ TMT investment banking practice in Palo Alto, California, beginning in 2002. Mr. Mittal earned a B.S. in Finance, summa cum laude, from the University of Florida and an MBA from NYU Stern School of Business. He is also a CFA charterholder.

For more information about our management team, see Item 10. Directors, Executive Officers and Corporate Governance.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders (excluding our sponsor, sponsor affiliates, directors and officers to the extent they acquire public shares) with the opportunity to redeem all or a portion of their public shares in connection with the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If we seek shareholder approval, we will complete our initial business combination only if the business combination is approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We will have until the end of the completion window to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within the completion window, we may seek shareholder approval to amend our articles to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of our public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein and applicable law. Our initial shareholders will lose their entire investment in us, except to the extent they are entitled to receive distributions on the shares they own from assets outside the trust account, if any, upon our liquidation and winding up, if our initial business combination is not completed within the completion window unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association. While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There are no limitations on the number of extensions, including the number of times we may seek to extend. If we do not or are unable to extend the time period to consummate our initial business combination, our sponsor’s investment in our founder shares and our private placement warrants will be worthless.

If we are unable to complete our initial business combination within the completion window, we will as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law and certain conditions as further described herein. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriters fees and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or appraisal firm that regularly provides fairness opinions solely with respect to the satisfaction of such criteria. While we consider it likely that our board will be able to make such independent determination of fair market value, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target, however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test described above. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

As previously disclosed, on October 24, 2025, we entered into a non-binding letter of intent (the “LOI”) with OnMed LLC, a developer of healthcare infrastructure solutions (“OnMed”), for a potential business combination. We did not enter into a definitive agreement with OnMed and on March 23, 2026, the LOI expired in accordance with its terms.

Our Business Combination Process

We believe our management team’s significant operating and transactional experience and relationships provide us with access to a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and relationships with private companies, investment bankers, private equity and debt investors, high net worth families and their advisors, commercial bankers, attorneys, management consultants, accountants and other transaction intermediaries, as well as corporate sector executives and board members around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions, especially special purpose acquisition company transactions, under varying economic and financial market conditions. In addition, our management team has developed a significant network of relationships through the core management team’s long-time sponsorship of SPACs.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Size: We intend to target companies whose enterprise value is between $200 million to $1.5 billion.

●	Focus: Our management team’s multifaceted expertise in assessing a target’s strengths and missing ingredients for growth are key factors in evaluating business combination candidates swiftly and adequately. Our public currency and know how with public investors can also confer a significant advantage.

●	Management’s maturity: We intend to seek companies with proven and accomplished management teams that are eager to march forward together with and benefit from our management team’s expertise. We intend to devote significant attention and resources to analyzing and reaching alignment among a target’s management and its stakeholders. We look for companies with a significant advantage in know how and technology.

●	Operational Maturity: We intend to seek companies which have the requisite compliance, financial controls and reporting processes in place and are ready for the regulatory requirements of a public entity.

●	Growth: We will focus on companies with superior growth relative to their market segment in revenues and cash flows. We prefer companies that are differentiated and can price at a similar or stronger pace than underlying price inflation.

●	Strategic Initiatives: We intend to seek management teams with the interest and ability to execute on strategic opportunities, including accretive acquisitions of companies that have the potential to enhance shareholder value.

●	Benefit from being public: We intend to work with management and stakeholders who aspire to have their company become a public entity and generate substantial growth. Leveraging our relationships with investment banks and potential strategic partners, the benefits of transitioning from a private to a public entity may include broader access to debt and equity providers, liquidity for employees and potential acquisitions, and expanded branding in the marketplace.

●	Reputation and market acceptance: We intend to seek companies that have the opportunity to achieve market leadership in their segment. In addition, we intend to seek companies that have defensible proprietary technology and intellectual property rights.

●	Appropriate Valuations: We view ourselves as rigorous, disciplined and valuation-centric investors, with a keen understanding of market value, upside and potential downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information made available to us and other reviews as we deem appropriate. We may also retain consultants with expertise relating to a prospective target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is an affiliate (as defined in our articles) of our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such an initial business combination is fair to our company and its shareholders from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, sponsor affiliates, officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. In addition to their investments (directly or indirectly) in the founder shares and private placement warrants, our sponsor, officers, directors and/or their affiliates may make loans or advances to us for working capital from time to time. If we are unable to complete our initial business combination within the completion window, our sponsor, officers and directors may lose their entire investment in us, except to the extent they are entitled to receive distributions on the founder shares from assets outside the trust account or liquidating distributions from the trust account with respect to any public shares they may acquire, if any, upon our liquidation and winding up, which could create an incentive for our sponsor, officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. Additionally, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.

Our officers and directors presently have and, in the future, may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, subject to their fiduciary duties under Cayman Islands Law. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved.

Our articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer or the sponsor shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a member of director, officer or sponsor to any other entity. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our articles, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our articles provide us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete an initial business combination.

Certain of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our articles will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may (a) be a corporate opportunity for any director or officer, on the one hand, and us, on the other, or (b) the presentation of which would breach an existing legal obligation of a member of director, officer or sponsor to any other entity. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our articles, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our articles provide us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares or other equity interests in the target business for our ordinary shares (or shares of a new holding company) or for a combination of our ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30.

Financial Position

With funds available for a business combination initially in the amount $300,150,000 (assuming no redemptions), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our articles. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then issued and outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions.

The purpose of any such transaction could be to (i) increase the likelihood of obtaining shareholder approval of the business combination (as any shares purchased would no longer be voted in connection with the business combination and therefore could not be voted against such transaction), (ii) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to public warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met.

In addition, if such purchases are made, the public “float” of our ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of public shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Our sponsor, initial shareholders, directors, officers and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

○	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of our security-holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security-holders (e.g., 5% security-holders) who sold to our sponsor, initial shareholders, directors, officers and their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may elect to purchase public shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.”

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders (excluding our sponsor, sponsor affiliates, directors and officers to the extent they acquire public shares) with the opportunity to redeem all or a portion of their public shares in connection with the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders, sponsor, officers and directors, and the consultant who owns founder shares have entered into a letter agreement with us (the “Letter Agreement”), pursuant to which they have agreed to waive their redemption rights with respect to any founder shares they hold and public shares (including public shares that are part of a public unit) the sponsor, sponsor affiliates, officers and directors may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we may not complete the initial business combination or redeem any shares in connection with such initial business combination, and all public shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders (excluding our sponsor, sponsor affiliates, directors and officers to the extent they acquire public shares) with the opportunity to redeem all or a portion of their public shares in connection with the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders (excluding our sponsor, sponsor affiliates, directors and officers to the extent they acquire public shares) with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution, passed by the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares represented in person or represented by proxy and are voted at a general meeting of the company. In accordance with our articles, a quorum for such meeting will be present if the holders of one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our initial shareholders will count towards this quorum and, pursuant to the Letter Agreement, our sponsor, officers and directors, and the consultant who owns founder shares have agreed to vote any founder shares they hold and any public shares (including public shares that are part of a public unit) purchased by the sponsor, sponsor affiliates, officers and directors during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 11,255,626 or 37.5% of the 30,015,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the parties to the Letter Agreement do not acquire any public shares). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our articles, vote their ordinary shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company will need to be passed by our shareholders approving a plan of merger. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction. If we seek shareholder approval for an extension, holders of our Public Shares will be offered an opportunity to redeem their shares upon approval of such extension, regardless of whether they abstain, vote in favor of or vote against such extension.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our public shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we may not complete the initial business combination or redeem any shares in connection with such initial business combination, and all public shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our articles provide that we will have only the duration of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within the completion window, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

Our initial shareholders, sponsor, officers and directors, and the consultant who owns founder shares have entered into a Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the trust account. However, if our initial shareholders, sponsor or management team acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account and liquidating distributions from assets outside the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our initial shareholders, sponsor, officers and directors, and the consultant who owns founder shares have agreed, pursuant to a Letter Agreement with us, that they will not propose any amendment to our articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of our ordinary shares or pre-initial business combination activity, unless we provide our public shareholders (excluding our sponsor, sponsor affiliates, directors or officers to the extent they acquire public shares) with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding public shares.

We expect that all costs and expenses associated with implementing our winding up, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,300,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our winding up, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the IPO and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes paid or payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes paid or payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,300,000 from the proceeds of the IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $790,600, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $790,600, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/ or bankruptcy or insolvency laws as either a preferential transfer or a fraudulent conveyance. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) (x) in connection with a shareholder vote to amend our articles not for the purpose of approving, or in conjunction with the consummation of, an initial business combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of our ordinary shares or pre-initial business combination activity or (y) if we extend the completion window and such extension is conditioned upon depositing additional funds into the trust account, upon the end of a 30-day cure period after the date any such funds were required to be deposited but were not so deposited, or (iii) if they redeem their respective shares for cash in connection with the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our articles, like all provisions of our articles, may be amended with a shareholder vote.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete. Please see the section entitled “Item 1. Business — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders now own 20% of our outstanding ordinary shares as of the date of this Annual Report. Our initial shareholders and management team also may from time-to-time purchase ordinary shares prior to our initial business combination. Our articles provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of at least a majority of the voted at such meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 11,255,626 or 37.5% of the 30,015,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the parties to the Letter Agreement do not acquire any public shares). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our articles, vote their ordinary shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company will need to be passed by our shareholders approving a plan of merger. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination.

Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem public shares for which redemption is requested may not allow us to complete the most desirable business combination or optimize our capital structure and may result in substantial dilution from your purchase of our ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “— Risks Relating to Our Securities — The nominal purchase price paid by our sponsor, sponsor affiliates and a consultant (the initial shareholders) for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest (such as the ongoing military conflict between Russia and Ukraine, the military conflict in Israel and Gaza, and tensions involving Iran and related regional conflicts), including war, terrorist activity and acts of civil or international hostility are increasing. In particular, although the length, impact and outcome of the ongoing military conflict in Ukraine, the armed conflict between Israel and Hamas, and escalating tensions involving Iran and related regional actors are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Similarly other events outside of our control, including natural disasters, climate-related events, pandemics or health crises (such as the COVID-19 pandemic) may arise from time to time, any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable or at all.

We may not be able to complete our initial business combination within the completion window, in which case we would redeem our public shares.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will constitute full and complete payment and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Any redemption of public shareholders from the trust account will be effected automatically by function of our articles prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the duration of the completion window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we seek shareholder approval to amend our articles either to extend the date by which we must consummate our initial business combination or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, or we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their public shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares.

We have until the end of the completion window to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our articles to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may elect to purchase public shares or warrants from public shareholders, which may reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market prior to the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions.

The purpose of any such transactions could be to (i) increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

○	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of our security-holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security-holders (e.g., 5% security-holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Item 1. Business — Permitted Purchases of Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this Annual Report entitled “Item 1. Business — Manner of Conducting Redemptions.”

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete one or more initial business combinations with a target business or businesses, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will be listed on a national securities exchange meeting certain quantitative requirements set out in Rule 3a51-1(a)(2) of the Exchange Act, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable following the IPO and we will have a longer period of time to complete our respective initial business combinations than do companies subject to Rule 419.

Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “Proposed Business — Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419” of the prospectus.

However, if we are not able to list our ordinary shares on Nasdaq or any other national stock exchange, and if we fail to have net tangible assets of at least $5,000,001, we may be required to comply with the “penny stock rules” and this could negatively affect the market for our securities and our ability to complete an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you may lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a group (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for attractive business combination opportunities, it may be more difficult and increase the cost for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

In addition, in recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination. Because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders.

If the net proceeds of the IPO not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the IPO and the sale of private placement warrants, only $1,300,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or our management team will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceeded our estimate of $790,600, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, its affiliates or our management team, the amount of funds we intended to be held outside the trust account would have decreased by a corresponding amount. Conversely, in the event that the offering expenses were less than our estimate of $790,600, the amount of funds we intended to be held outside the trust account would have increased by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercisability and exercise price. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per- share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the IPO as well as our registered independent public accounting firm did not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.

Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the Letter Agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination or force us to abandon our efforts to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless it can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of its assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the trust account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the investment management trust agreement only permits the proceeds held in the trust account to be held uninvested as cash, in an interest-bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to us, or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination and may at any time be held uninvested as cash or in an interest-bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to us. Pursuant to the investment management trust agreement, the trustee will not be permitted to invest in other securities or assets. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The offering is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the trust account will be intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) (x) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our articles not for the purpose of approving, or in conjunction with the consummation of, an initial business combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of our ordinary shares or pre-initial business combination activity, or (y) if we extend the completion window and such extension is conditioned upon depositing additional funds into the trust account, upon the end of a 30-day cure period after the date any such funds were required to be deposited but were not so deposited; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above (U.S. government securities or money market funds registered under the Investment Company Act), such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, nevertheless, there is a risk that we could be deemed an unregistered investment company and subject to the Investment Company Act at any time. If our circumstances change over time, we will update our disclosure to reflect how such changes impact the risk that we may be considered to be operating as an unregistered investment company.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the company. As a result, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

Pursuant to the trust agreement, we may only hold the funds in the trust account uninvested as cash, in an interest-bearing or non-interest-bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to us, or in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account uninvested in cash or in an interest-bearing or non-interest-bearing demand deposit account until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account uninvested in cash or in an interest-bearing or non-interest-bearing demand deposit account would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to rules and regulations enacted by various national, regional and local governing bodies, including for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and combine with a business or businesses that can benefit from our management team’s established relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments and has done so successfully in a number of sectors. While our focus is broad because of our perspective on technology and other growth industries having looked at over a thousand acquisition targets over the past decade, we will be examining in particular, opportunities in AI as well as in the rapidly growing wellness, longevity and aesthetics areas. Our articles prohibit us from effectuating a business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects.

To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target.

Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Evolving regulatory requirements and increasing public and private scrutiny may adversely affect our search for potential opportunities in the AI industry with which to complete our initial business combination.

While we may pursue an initial business combination opportunity in any industry or sector, we intend to examine in particular opportunities in AI as well as in the rapidly growing wellness, longevity and aesthetics areas. The regulation of AI and its broader application is a rapidly evolving topic amongst lawmakers and policymaking organizations. While comprehensive regulation around the existence, parameters, application and use cases for AI remain in its early stages, we expect that the regulatory environment governing AI platforms and activities will rapidly develop in the future and that a substantial amount of public and private scrutiny will be placed on artificial intelligence as a whole. Sweeping regulations, additional compliance and development costs, as well as the attention of government agencies and private organizations may have an adverse effect on potential investment opportunities in a target company. In addition, compliance with additional or revised rules and regulations in AI industry may make it harder, more time consuming and costly, and may constrain the circumstances under which we could complete a business combination or otherwise impair our ability to complete a business combination with a target in AI industry.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders.

We may not be required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the consideration we are paying for the business is fair to our company and its shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliate (as defined in our articles) of our sponsor, officers or directors, or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions that the consideration we are paying is fair to our company and its shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs.

In connection with our initial business combination, the post-business combination company may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial business combination and provide sufficient liquidity and capital to the post-business combination entity. The price of the shares so issued in connection with an initial business combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which the post-business combination company issues such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. The post-business combination company may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the IPO and the private placement of warrants provided us with $300,150,000 that we may use to complete our initial business combination (after taking into account the $1,409,400 of underwriting commissions paid at the closing of the IPO, $790,600 of other offering expenses, and excluding approximately $1,300,000 held outside the trust account to fund our working capital requirements).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we decide to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our articles do not provide a specified maximum redemption threshold although any agreement in connection with our initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our articles or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, SPACs have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our articles requires a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our articles require us to provide our public shareholders (except our sponsor, sponsor affiliates, directors and officers to the extent they acquire public shares) with the opportunity to redeem their public shares for cash if we propose an amendment to our articles not for the purpose of approving, or in conjunction with the consummation of, an initial business combination (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered in the IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our articles that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend our articles to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our articles provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by special resolution, under Cayman Islands law passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or represented by proxy and are voted at a general meeting of the company. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our articles and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our articles which govern our pre-business combination behavior more easily than some other SPACs, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our articles.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our articles otherwise than for the purpose of approving, or in conjunction with the consummation of, an initial business combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of our public shares or pre-initial business combination activity, unless we provide our public shareholders (excluding our sponsor, sponsor affiliates, directors and officers to the extent they acquire public shares) with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to the IPO may be amended without shareholder approval.

Each of the agreements related to the IPO to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the Underwriting Agreement; the Letter Agreement; the registration rights agreement among us and our initial shareholders; the Sponsor Warrants Purchase Agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our Letter Agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial shareholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of the IPO, our initial shareholders owned 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our articles.

If our initial shareholders purchased any Units in the IPO or if our initial shareholders purchase any additional public shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report.

Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

Our sponsor owns approximately 20.0% of our issued and outstanding ordinary shares as of the date of this Annual Report. Our sponsor is exclusively “controlled” for CFIUS purposes by Mr. You, who is a U.S. citizen, and thus we do not believe that our sponsor is a “foreign person” as defined in the CFIUS regulations. However, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to abandon our initial business combination. If we are unable to consummate our initial business combination within the applicable time period required under our articles, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or warrants received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state and local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of our securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target.

However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

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

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

In the event we acquire a non-U.S. target, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

In the event we acquire a non-U.S. target, our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If we effect our initial business combination with a company located outside of the United States or with a company that is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, we would be subject to a variety of additional risks that may adversely affect us.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the existing management of the target business at the time of the business combination may remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Risks Relating to Our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Such claims, and any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination. Such involvement has, and may lead to, media coverage and public awareness. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to our public shareholders than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors and the members of our advisory board. We believe that our success depends on the continued service of our officers, directors and members of our advisory board, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement warrants or membership interests in our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination, which may deprive us of key personnel.

While there is no current intention to do so, and the members of our management team and sponsor have not done so with any previously formed SPACs, we may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement warrants or membership interests in our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination. Additionally, subject to the consent of the managing member of our sponsor (Harry You), there is no contractual restriction on the ability of the members of the sponsor to share, sell or otherwise dispose of part or all of the membership interests in our sponsor, including the membership interests held by Harry You, the Executive Chairman of the board of directors. As a result, there is a risk that our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel, including Harry You. Additionally, there can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may have fiduciary duties to other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including blank check companies, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, its managing members, and our officers and directors are, and in the future may become, affiliated with such entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Our officers and directors presently and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer or sponsor shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a member of director, officer or sponsor to any other entity. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our articles, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our articles provide us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business.

Our officers and directors presently have and, in the future, may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, subject to their fiduciary duties under Cayman Islands Law. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved.

Our officers, directors, security-holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security-holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. For example, a prospective initial business combination with a shorter timeline to completion could cause our directors and executive officers to prioritize it over finding an even more attractive acquisition target which may be more difficult or time-intensive to consummate. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business — Business Combination Criteria” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions that the consideration we are paying is fair to our company and its shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that was 60 days from the date of the IPO prospectus, unless such payment would not be deemed underwriters’ compensation in connection with the IPO. The underwriters’ or their respective affiliates’ financial interests that are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Since our sponsor, sponsor affiliates, officers and directors, any other holder of our founder shares, including any non-managing sponsor investors, and the underwriters will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On November 11, 2024, our Sponsor and its affiliates purchased $23,957 for an aggregate of 6,887,500 ordinary shares and a consultant, Meteora, paid $1,043 for an aggregate of 300,000 ordinary shares (none of the shares issued to Meteora were subject to forfeiture in connection with the exercise of the over-allotment option as described below). On April 29, 2025, we capitalized $31.63 standing to the credit of our share premium account and issued an additional 316,250 ordinary shares, resulting in our Sponsor, Sponsor Affiliates, and Meteora holding an aggregate of 7,503,750 ordinary shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The “sponsor affiliates” include Harry You, who acts as our Chairman of the board of directors and the managing member of the Sponsor, and Robert You, adult son of Harry You. Both Messrs. You directly own membership interests in our sponsor. Out of the total 7,503,750 founder shares held by our sponsor, sponsor affiliates and a consultant, the sponsor, Harry You Robert You and a consultant each directly holds 2,688,300, 2,401,200, 2,101,050 and 313,200 founder shares, respectively, each purchased at approximately $0.003 per share. Of these, up to 978,750 of the founder shares held by the Sponsor and Sponsor’s affiliates were subject to forfeiture up to the extent to which the underwriters’ over-allotment option was not exercised. In connection with the consummation of the IPO on May 1, 2025, the underwriters exercised their over-allotment option in full, and as such the founder shares were no longer subject to forfeiture. Prior to such initial investment in the company, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

The number of founder shares outstanding was determined based on the expectation at the time that the total size of the IPO would be a maximum of 30,015,000 Units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO. The underwriters exercised their over-allotment option in full, and accordingly none of the founder shares held by our sponsor and sponsor affiliates were forfeited. In addition, our sponsor purchased an aggregate of 3,500,000 private placement warrants, each exercisable to purchase one ordinary share at a price of $10.50 per share within the first 12 months following the closing of an initial business combination or $11.50 per share after the 12-month anniversary of the closing of the initial business combination, at a price of $1.00 per warrant, or $3,500,000 in the aggregate, in a private placement that closed simultaneously with the closing of the IPO. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) in connection with our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our articles not for the purpose of approving, or in conjunction with the consummation of, an initial business combination (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within the completion window, we will as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (which interest shall be net of taxes paid or payable and up to $100,000 to pay dissolution expenses), divided by the number of then issued and outstanding public shares. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. Although after giving effect to the IPO we met the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels.

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, ordinary shares and warrants are listed on Nasdaq, our Units, ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by our sponsor, sponsor affiliates and a consultant (the initial shareholders) for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Because our sponsor, sponsor affiliates and a consultant each acquired the founder shares at a nominal price (approximately $0.003 per share), our public shareholders incurred an immediate and material dilution upon the closing of the IPO.

While we offered our ordinary shares at an offering price of $10.00 per share and the amount in our trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share, our initial shareholders, prior to the IPO, paid only a nominal aggregate purchase price of $25,000 for 7,503,750 founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination, when the founder shares are converted into public shares.

For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination assuming that our equity value at that time is $300,150,000, which is the amount we would have for our initial business combination in the trust account assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination. At such valuation, each of our ordinary shares would have an implied value of $8.00 per share upon consummation of our initial business combination, which is a 20.0% decrease as compared to the initial implied value per public share of $10.00.

Public shares	30,015,000
Founder shares	7,503,750
Total shares	37,518,750
Total funds in trust available for initial business combination(1)	$300,150,000
Implied value per share following consummation of initial business combination(1)(2)	$8.00
Public shareholders’ investment per share	$10.00
Investment of initial shareholders per share(3)	$0.47

(1)	Does not take into account other potential impacts on our valuation at the time of the business combination, such as the trading price of our public shares, the terms of the business combination transaction (including any equity issued to or retained by, or cash or other consideration paid to, the target’s shareholder or other third parties), the business combination transaction costs, or the target’s business itself, including its assets, liabilities, management and prospects. For instance, the potential dilution experienced by holders of our ordinary shares may be mitigated if the business combination agreement is structured such that the potential dilutive impact of the founder shares is borne by all shareholders in the pro forma company.
(2)	Note that redemptions of our public shares in connection with our initial business combination would further reduce the implied value of our ordinary shares. For instance, in this example, if 50% of the public shares were redeemed in connection with our initial business combination, the implied value per ordinary share would be $6.67.
(3)	The total investment of the initial shareholders, including the sponsor, sponsor affiliates and the consultant, in the equity of the company, inclusive of the purchase of founder shares totaling $25,000 and the sponsor’s $3,500,000 investment in the private placement warrants, is $3,525,000.

Upon the closing of the IPO, our initial shareholders invested in us an aggregate of $3,525,000, comprised of the $25,000 purchase price for the founder shares and the $3,500,000 purchase price for the private placement warrants. Assuming no additional shares are issued upon exercise of any warrants held by the sponsor, even if the trading price of our ordinary shares were as low as $0.47 per share, the value of the founder shares would be equal to the initial investment of the initial shareholders in us. As a result, our initial shareholders are likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor and includes member directly owns founder shares, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor and sponsor affiliates had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

You will not be permitted to exercise your warrants unless we register and qualify the underlying ordinary shares or certain exemptions are available.

If the issuance of the ordinary shares upon exercise of the warrants is not registered on a registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, following our initial business combination, and qualified or exempt from registration or qualification under applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the ordinary shares included in the Units.

We are registering the ordinary shares issuable upon exercise of the warrants in the registration statement of which this prospectus forms a part because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of the IPO. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement on Form S-1, S-3, F-1, or F-3, as applicable, for the registration under the Securities Act of the ordinary shares issuable upon exercise of the warrants, to cause the same to become effective within 60 business days following the closing of our initial business combination and to maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the ordinary shares issuable upon exercise of the warrants are not registered on Form S-1, S-3, F-1, or F-3, as applicable, under the Securities Act under the terms of the warrant agreement, then beginning on the 61st business day after the closing of our initial business combination and ending upon such registration statement being declared effective by the SEC, and during any other period when we have failed to maintain an effective registration statement covering the ordinary shares issuable upon exercise of the public warrants, holders of public warrants who seek to exercise their warrants will have the right to exercise such public warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the ordinary shares issuable upon such exercise of such warrants have been registered on a registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, following our initial business combination, and qualified or deemed exempt from registration or qualification under the securities laws of the state of the exercising holder.

If our ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their public warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, or we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; if we have so elected and the ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders and holders of our private placement warrants and underwriter warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to the Letter Agreement, our initial shareholders and their permitted transferees can demand that we register the founder shares, holders of our private placement warrants, underwriter warrants, and their permitted transferees can demand that we register the private placement warrants, underwriter warrants, and the ordinary shares issuable upon exercise of the private placement warrants, underwriter warrants (subject to certain limitations with respect to the registration of the underwriter warrants and underlying shares pursuant to FINRA rules described in more detail elsewhere in this Annual Report), and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the ordinary shares issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants, holders of underwriter warrants, or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our articles authorize the issuance of up to 550,000,000 ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. Following the IPO and the full exercise of the underwriters’ over-allotment option, there are 512,481,250 authorized but unissued ordinary shares available for issuance.

We may target businesses with enterprise values that are greater than what we could acquire with the net proceeds of the IPO and the sale of the private placement warrants. We may need additional financing to complete our initial business combination, or to fund the operations or growth of the target business, in the form of equity or debt financing. Although we have no commitment as of the date of this Annual Report, we may issue a substantial number of additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Additionally, following the closing of the business combination, additional shares may be issued under an employee incentive plan or upon exercise of any warrants, including private placement warrants that may be issued upon conversion of working capital loans. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of our public shareholders;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

However, our articles provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on any initial business combination. These provisions of our articles, like all provisions of our articles, may be amended with a shareholder vote.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share (with the Newly Issued Price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the IPO), and interest thereon, available for the funding of our initial business combination (net of redemptions), and (iii) the Market Value of our ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the last sales price of the ordinary shares that triggers the Company’s right to redeem the warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem all of the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of ordinary shares and equity- linked securities for capital raising purposes in connection with the closing of our initial business combination as described elsewhere in this prospectus) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption. We will not redeem the public warrants unless an effective registration statement under the Securities Act covering issuance of the ordinary shares issuable upon exercise of the public warrants is effective and a current prospectus relating to those ordinary shares is available throughout the 30-day measurement period, or we have elected to require the exercise of the public warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the public warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the public warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which warrants were offered by us in the IPO. Redemption of the outstanding public warrants could force you to (1) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your public warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.

Our warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 15,007,500 ordinary shares as part of the Units offered in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 3,500,000 private placement warrants, at $1.00 per warrant. In addition, we issued 3,750,000 underwriter warrants to the representatives at the closing and if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant.

To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one-half of one warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other SPACs.

Each Unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose Units include one ordinary share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We have waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Ogier (Cayman) LLP, Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States obtained against us or our directors or officers predicated upon the civil liability provisions of the federal securities laws of the United States or any state in the United States; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is currently no statutory enforcement or treaty between the United States and the Cayman Islands providing for enforcement of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive, given by a court of competent jurisdiction (the courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction), and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands. Furthermore, it is uncertain that Cayman Islands courts would enforce: (1) judgments of U.S. courts obtained in actions against us or other persons that are predicated upon the civil liability provisions of the U.S. federal securities laws; or (2) original actions brought against us or other persons predicated upon the Securities Act. Ogier has informed us that there is uncertainty with regard to Cayman Islands law relating to whether a judgment obtained from the U.S. courts under civil liability provisions of the securities laws will be determined by the courts of the Cayman Islands as penal, punitive in nature. A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated blank check company under the laws of the Cayman Islands with limited operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or PFIC, which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on the status of an acquired company pursuant to our initial business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and, under current law, such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of the prospectus captioned “Taxation — United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules.”

We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of our ordinary shares or warrants after the reincorporation.

The 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its holders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On April 12, 2024, the Treasury published proposed Treasury regulations addressing the Excise Tax. Such proposed Treasury regulations clarify many aspects of the Excise Tax, although the interpretation and operation of certain other aspects of the Excise Tax remain unclear. Although these proposed Treasury regulations are not final, taxpayers generally may rely on them until final Treasury regulations are issued. However, there can be no assurance that final Treasury regulations will not adversely affect the accuracy of the below description of the Excise Tax considerations that may be applicable to us if we were to become a “covered corporation” in the future.

As a Cayman Islands exempted company, we are currently not a “covered corporation” for purposes of the Excise Tax. Accordingly, we generally would not be subject to the Excise Tax on a redemptions of our stock in connection with an extension of the date by which we must consummate our initial business combination or in connection with our liquidation if we fail to consummate our initial business combination by such date. If we were to become a “covered corporation” in the future, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of final Treasury regulations and other additional guidance from the Treasury addressing the Excise Tax. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder. If we were to become a “covered corporation” in the future, the imposition of the Excise Tax on us as a result of redemptions by us could reduce the amount of cash available to pay redemptions or reduce the cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax. The proceeds placed in the trust account and the interest earned thereon shall not be used to pay for the possible Excise Tax or any other similar fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the Inflation Reduction Act of 2022 on any redemptions or stock buybacks by our company.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals to or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Annual Report.

Item 2. Properties.

We currently utilize office space at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144 from our sponsor. We consider our current office space adequate for our current operations. Subsequent to the closing of the IPO, we have paid and will continue to pay our sponsor and/or its affiliates or designees an aggregate of up to $15,000 per month for office space, secretarial, administrative and support services provided to us and members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, ordinary shares and public warrants are listed on Nasdaq under the symbols “TACOU,” “TACO” and “TACOW,” respectively.

Holders

As of December 31, 2025, there were 1, 5 and 3 holders of record of our Units, ordinary shares and warrants, respectively. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose securities are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends following completion of our initial business combination will be within the discretion of our board of directors at such time and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition at such time. There is no certainty we will be in a position to, or decide to, pay cash dividends after completing any business combination. On April 29, 2025, we capitalized US$31.63 standing to the credit of the Company’s share premium account and issued an additional 316,250 founder shares, resulting in our sponsor, sponsor affiliate and a consultant holding an aggregate of 7,503,750 founder shares as of the date hereof. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends following completion of our initial business combination may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On November 11, 2024, our Sponsor and its affiliates purchased $23,957 for an aggregate of 6,887,500 ordinary shares and Meteora paid $1,043 for an aggregate of 300,000 ordinary shares. On April 29, 2025, we capitalized $31.63 standing to the credit of our share premium account and issued an additional 316,250 ordinary shares, resulting in our sponsor, sponsor affiliates, and Meteora holding an aggregate of 7,503,750 ordinary shares. Out of the total 7,503,750 founder shares held by our sponsor, sponsor affiliates and the consultant, the sponsor, Harry You, Robert You and the consultant each directly holds 2,688,300, 2,401,200, 2,101,050 and 313,200 founder shares, respectively, each purchased at approximately $0.003 per share.

On May 1, 2025, we consummated our IPO of 30,015,000 Units, including the issuance of 3,915,000 Units as a result of the underwriters’ full exercise of their over-allotment option. Each Unit consists of one ordinary share of the Company and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one ordinary share for $10.50 per share within the first 12 months following the closing of an initial business combination or $11.50 per share after the 12-month anniversary of the closing of the initial business combination, subject to adjustment, beginning 30 days after the completion of the Company’s initial business combination.

The Units were sold at a price of $10.00 per share, generating gross proceeds to the Company of $300,150,000. Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC and Needham & Company, LLC acted as joint book-running managers. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-286023). The SEC declared the registration statement effective on April 29, 2025.

Simultaneously with the closing of the IPO, we completed the private placement of 3,500,000 Sponsor Private Placement Warrants at a purchase price of $1.00 per Sponsor Private Placement Warrant, generating gross proceeds to the Company of $3,500,000. Additionally, simultaneously with the closing of the IPO, the Company issued an aggregate of 3,750,000 underwriter private placement warrants” to the underwriters. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Transaction costs of the IPO amounted to approximately $17.8 million, consisting of approximately $1.5 million of upfront underwriting fee, an approximately $11.7 of deferred underwriting fee, and approximately $4.6 million of other offering costs.

Of the gross proceeds received from the IPO, including the over-allotment option shares and the private placement of private placement warrants, $300,150,000 was placed in the trust account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the IPO.

There has been no material change in the planned use of proceeds from such use as described in our IPO prospectus (File No. 333-286023) filed with the SEC on May 1, 2025.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 15, 2024 and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While our focus is broad because of our perspective on technology and other growth industries having looked at over a thousand acquisition targets over the past decade, we will be examining in particular, opportunities in AI as well as in the rapidly growing wellness, longevity and aesthetics areas. Our articles prohibit us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

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

Our Sponsor, Meteora, the Initial Shareholders, officers and directors, have entered into a letter agreement with the Company, pursuant to which they agreed to vote in favor of the Initial Business Combination and waive their redemption rights with respect to any founder shares they hold and any Public Shares that our Sponsor, Sponsor’s affiliates, officers and directors may acquire during or after the IPO in connection with the completion of the initial business combination.

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

Letter of Intent

On October 24, 2025, we entered into a non-binding LOI with OnMed, for a potential business combination. We did not enter into a definitive agreement with OnMed and on March 23, 2026, the LOI expired in accordance with its terms.

Liquidity and Capital Resources

As of December 31, 2025, we had approximately $579,000 in cash and a working capital deficit of approximately $1,300.

Our liquidity needs prior to the closing of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor, its affiliates, and the Consultant to purchase founder shares, and a loan under the Note in the amount of approximately $222,000. We fully repaid the Note balance on May 1, 2025, and the Note was no longer available after closing. Following the closing of the Initial Public Offering, our liquidity was derived from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from the Sponsor.

In addition, in order to finance transaction costs in connection with our Initial Business Combination, our Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, provide the Working Capital Loans to us. If we complete our Initial Business Combination, we would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of December 31, 2025, we had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 - Presentation of Financial Statements – Going Concern, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of December 31, 2025, our management has determined that our current liquidity including, our access to funds from the Sponsor entity and the fact that our Sponsor and/or its affiliates agrees to make those funds available and has the financial wherewithal to provide such funds and the net proceeds from the closing of the Initial Public Offering and the Private Placement held outside Trust once consummated, is sufficient to fund us the working capital needs through a minimum of one year from the date of issuance of these financial statements.

Risks and Uncertainties

Global economic conditions remain subject to significant uncertainty and volatility resulting from a combination of changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations. Ongoing and escalating military conflicts, including the conflict between Russia and Ukraine and conflicts in the Middle East, as well as the risk of further escalation or expansion of such conflicts, have contributed to heightened geopolitical instability and increased uncertainty in global markets.

These conditions have adversely affected, and may continue to adversely affect, global economic activity through, among other things, disruptions to energy and commodity markets, volatility in foreign exchange and capital markets, supply chain dislocations, increased cybersecurity risks, and reduced cross-border trade and investment. In addition, elevated interest rates, inflationary pressures, tightening credit conditions, and concerns regarding sovereign debt and fiscal stability in various jurisdictions have contributed to increased volatility and reduced liquidity in global financial markets.

The extent and duration of these conditions remain uncertain, and the ultimate impact on the global economy, financial markets, and business confidence cannot be predicted. Continued or worsening geopolitical tensions, adverse macroeconomic developments, or additional policy or regulatory responses could adversely affect our search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Results of Operations

Our entire activity from July 15, 2024 (inception) through December 31, 2025 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities, if any, at each reporting period.

For the year ended December 31, 2025, we had net income of approximately $7.9 million, which consisted of approximately $8.5 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $647,000 of general and administrative expenses (of which $120,000 was for administrative expenses paid to our Sponsor and $75,000 was for CFO services to Meteora).

For the period from July 15, 2024 (inception) through December 31, 2024, we had net loss of approximately $738,000, which consisted solely of general and administrative expenses.

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

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, we agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. We recorded an aggregate of $120,000 for the year ended December 31, 2025, and an outstanding balance of $120,000 as of December 31, 2025 in connection with such fees in accrued expenses — related parties in the accompanying statements of operations and balance sheet.

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

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as our Chief Financial Officer, we entered into the CFO Services Agreement with Meteora, pursuant to which, among other things, we agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as our Chief Financial Officer starting in July 2025. We recorded $75,000 in general and administrative expenses for the year ended December 31, 2025 and an outstanding balance of $75,000 as of December 31, 2025 in connection with such fees in accrued expenses - related parties in the accompanying statements of operations and balance sheet.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Warrant Instruments

We account for all of the Public Warrants and Private Placement Warrants in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. The fair value of the Public Warrants and the Private Placement Warrants was measured at the issuance date using Monte Carlo simulation method. The model utilized the following Level 3 measurement inputs: an exercise price of $11.50, estimated underlying stock price of $10.07, volatility rate of 5.4%, risk free rate of 3.9% and expected terms of 7.01 years, resulting in a fair value per warrant of approximately $0.144.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-21 comprising a portion of this Annual Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Harry L. You	66	Executive Chairman of the Board of Directors and Chief Executive Officer
Vikas Mittal	46	Chief Financial officer
Sam Lynn	58	Director
Darla K. Anderson	66	Director
Constance Weaver	73	Director

Harry L. You

Harry L. You is an experienced executive, chief financial officer and board member with extensive experience with technology companies who has been serving as our Executive Chairman of the Board of Directors and Chief Executive Officer since our inception, and he previously served as Interim Chief Financial Officer from our inception until his resignation in June 2025. Mr. You has served as Chairman of the Board of Coliseum since June 2023 until the closing of its initial business combination in December 2024, and served as interim Chief Executive Officer and Chief Financial Officer from June 2023 until July 2023, and he currently serves as Chairman of Rain Enhancement Technologies Holdco, Inc. (Nasdaq: RAIN). Mr. You has also served as Chairman of the Board and a Director of dMY Squared since March 2022, as well as Chief Financial Officer since February 2022 and Chief Executive Officer since February 2025 until the closing of its initial business combination in March 2026. From March 2022 until his resignation in March 2023, Mr. You has also served as Co-Chief Executive Officer of dMY Squared. He has also been a member of the Audit Committee of Broadcom since January 2019 as well as Chairman of the Compensation Committee and a member of the Executive Committee of the Board of Directors of Broadcom. Previously, he was Chief Financial Officer from September 2016 to August 2019 and President in May 2019 and from September 2016 to February 2019 and in May 2019 of GTY, a software as a service company that offers cloud-based solutions for the public sector. He was Executive Vice President in the Office of the Chairman of EMC from 2008 to 2016. When Mr. You joined EMC in 2008, he oversaw corporate strategy and new business development, including mergers and acquisitions, joint ventures and venture capital activity. He was Chief Executive Officer from 2005 to 2007 and Interim Chief Financial Officer from 2005 to 2006 of BearingPoint Inc. (formerly KPMG Consulting), a leading IT and management consultancy. He was Executive Vice President and Chief Financial Officer of Oracle from 2004 to 2005, in which capacity, he helped start Oracle’s acquisition run with takeovers of Peoplesoft, Inc. and Retek in 2005. Prior to joining Oracle, he held several key positions in finance, including as Chief Financial Officer of Accenture Ltd. from 2001 to 2004, guiding Accenture through its initial public offering, and a managing director in the Investment Banking Division of Morgan Stanley. He has also served as a trustee of the U.S. Olympic Committee Foundation from 2016 to 2022. Mr. You served as a director of IonQ, Inc. from October 2021 to February 2025. Mr. You served as Vice Chairman of the Board of GTY from February 2019 to July 2022 and as director of Coupang, Inc. from January 2021 to June 2023, Genius Sports Limited from April 2021 to December 2022, Rush Street Interactive, Inc. from September 2019 to June 2022, dMY II (a special purpose acquisition company) from June 2020 to April 2021, dMY IV (a special purpose acquisition company) from December 2020 to April 2023, and Korn/Ferry International from 2005 to 2016. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College.

Vikas Mittal

Vikas Mittal has served as our Chief Financial Officer since June 2025. He has served as the Managing Member and Chief Investment Officer of Meteora Capital, LLC (“Meteora”), an alternative investment firm, since January 2022. He has nearly two decades of experience related to special purpose acquisition companies, and has served as Chief Executive Officer and Chief Financial Officer of Investcorp Europe Acquisition Corp. I (“Investcorp,” Nasdaq: IVCB) since December 2024. He was previously a managing member of GSR II Meteora Sponsor LLC from October 2021 to June 2023, which was the Sponsor to GSR II Meteora Acquisition Corp., a SPAC which has since consummated its business combination. Prior to founding Meteora, Mr. Mittal was an investment professional and member of Glazer Capital, LLC, an investment management firm, from 2005 through the end of 2021. Over his 20 years on the buy-side as a principal investor, he has deployed capital across a range of event-driven investment strategies. Before transitioning to the buy-side, Mr. Mittal was part of the founding team that launched Raymond James’ TMT investment banking practice in Palo Alto, California, beginning in 2002. Mr. Mittal earned a B.S. in Finance, summa cum laude, from the University of Florida and an MBA from NYU Stern School of Business. He is also a CFA charterholder.

Sam Lynn

Sam Lynn has served on our board of directors since April 2025. Sam was a partner at WilliamsMarston LLC and Chord Advisors LLC from 2014 to 2023. Both firms specialize in financial accounting advisory services for publicly listed and private equity-backed companies, with Chord Advisors being acquired by WilliamsMarston in 2021. Prior to this, he served as Vice President at Goldman Sachs Group, Inc. from 2007 to 2014 and held the role of Executive Director at UBS AG prior to his tenure at Goldman Sachs. Sam began his career in public accounting, holding various assurance roles with EY and KPMG, ultimately serving as a partner in KPMG’s U.S. National Office. He earned a Bachelor of Accountancy from the University of Oklahoma and is a Certified Public Accountant licensed in New York State.

Darla K. Anderson

Darla K. Anderson has served on our board of directors since April 2025. Ms. Anderson has served on the board of directors of dMY Squared since September 2022. Ms. Anderson has also served as a director of dMY Technology Group, Inc. VI from September 2021 to April 2023, a director of dMY Technology Group, Inc. IV from March 2021 to December 2021, a director of dMY Technology Group, Inc. III from November 2020 to October 2021, and a director of dMY Technology Group II from August 2020 to April 2021. Ms. Anderson is an Academy Award and Golden Globe winning feature film producer. From 1993 to March 2018, Ms. Anderson was a producer at Pixar Animation Studios, where she produced films such as “Coco,” “Toy Story 3,” “Cars,” “A Bug’s Life,” and “Monsters, Inc.” Following her tenure at Pixar, Ms. Anderson served as a producer at Netflix until May 2024. Ms. Anderson was elected to the Producers Council Board of the Producers Guild of America in July 2008. Prior to joining Pixar, Ms. Anderson worked with Angel Studios as the executive producer of their commercial division. Ms. Anderson served as a member of the board of directors of Glu (Nasdaq: GLUU) from March 2019 to April 2021 and was a director of dMY VI from September 2021 to April 2023. Ms. Anderson holds a Bachelor of Arts degree in Environmental Science from San Diego State University.

Constance K. Weaver

Constance (Connie) has served on our board of directors since April 2025. Ms. Weaver has served on the board of directors of dMY Squared since September 2022. Ms. Weaver has served as Chief Marketing Officer and member of the operating committee for Equitable Holdings, Inc. (NYSE: EQH) since July 2020 and serves on Equitable Holdings’ ESG Committee. Prior to joining Equitable, Ms. Weaver served as Senior Executive Vice President and Chief Marketing & Communications Officer at TIAA from 2010 to 2017, where she oversaw the transformation of ITAA’s marketing strategy, digital experience, and brand. Previously, she was Senior Vice President and Chief Marketing Officer at The Hartford from 2008 to 2010, and served as Executive Vice President and Chief Marketing Officer of AT&T. She has also led award-winning organizations in investor relations and marketing as an executive at BearingPoint (2006-2008), AT&T (1996-2006), Microsoft (1995-1996), MCI (1990-1995) and McGraw-Hill (1980-1990). Ms. Weaver has diverse board and advisory experience, having served on the boards of several corporate and non-profit entities. She currently serves on the boards of Make-A-Wish America and National Council on Aging, where she serves as Board Treasurer and Chair of the Finance and Investment Committee. She also currently serves on the boards of National Endowment for Financial Education and Connecticut Public Media, among others, and formerly as a director of Waddell & Reed, Citizens Inc. (CIA) (2018-2021), Westchester Group Management Holding Company (formerly Silverado Premium Properties – 2011-2015) and Primark Corp. (1994-2000). Ms. Weaver holds a Bachelor of Science with Honors in Textile Science and Marketing from the University of Maryland and has completed the executive financial management programs at Stanford University and Wharton School of Business, the executive marketing management program at Columbia University, and the global strategic planning program at IMEDE (Switzerland).

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members and is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Darla K. Anderson and Constance Weaver, will expire at our first annual meeting of shareholders. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the second class of directors, consisting of Sam Lynn, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Harry You, will expire at our third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board, or by a majority of the holders of our ordinary shares. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Subject to the Companies Act, our board of directors is authorized to appoint persons to the offices of Secretary and any other office that may be required, (including one or more chief executive officers, presidents, a chief financial officer, a treasurer, vice-presidents, one or more assistant vice-presidents, one or more assistant treasurers and one or more assistant secretaries) as it deems appropriate.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Sam Lynn, Darla K. Anderson, and Constance Weaver is an “independent director” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have had and will continue to have regularly scheduled meetings at which only independent directors are present.

Certain exemptions are available to us under the rules of Nasdaq and under Rule 10A-3 of the Exchange Act that allow companies a phase-in period for complying with committee independence requirements after an initial public offering. Under these exemptions, companies are permitted to phase in compliance with these rules and regulations as follows: (1) one member must satisfy the requirement at the time of listing; (2) a majority of members must satisfy the requirement within 90 days of listing; and (3) all members must satisfy the requirement within one year of listing. Furthermore, companies listing in connection with their initial public offering have twelve months from the date of listing to comply with the majority independent board requirement. We do not intend to rely on these exemptions.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee is composed solely of independent directors. Subject to phase-in rules, the Nasdaq listing rule and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee are available on our website.

Audit Committee

Our board of directors has established an audit committee of the board of directors. The initial members of our audit committee are Sam Lynn, Darla K. Anderson and Constance Weaver, each of whom meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Mr. Lynn serves as chairperson of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Sam Lynn qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. The initial members of our compensation committee are Sam Lynn, Darla K. Anderson and Constance Weaver. Under Nasdaq listing rules and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Sam Lynn, Darla K. Anderson and Constance Weaver are independent and Ms. Weaver chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee of the board of directors. The initial members of our nominating and corporate governance are Sam Lynn, Darla K. Anderson and Constance Weaver, and Ms. Anderson serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the registration statement of which this prospectus is a part. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. See the section of this prospectus entitled “Where You Can Find Additional Information.” If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this prospectus or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our officers and directors presently and in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer or the sponsor shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a member of director, officer or sponsor to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination because the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Harry L. You	Broadcom Inc.	Semiconductor manufacturing company	Director Member of the Executive Committee and Chairman of the Compensation Committee

	Rain Enhancement Technologies Holdco, Inc.	Ionization rainfall generation technology development company	Chairman of the Board of Directors

Sam Lynn	WilliamsMarston LLC	Accounting, tax, valuation and transaction advisory firm	Partner

	Eagle Football Holdings Ltd.	Global football organization	Director

Constance Weaver	Equitable Holdings, Inc.	Financial services and insurance company	Chief Operating Officer Chief Marketing Officer

Vikas Mittal	Meteora Capital, LLC	Investment company	Managing Member

In addition, our sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. With respect to dMY Squared, although in February 2025, it announced that it had entered into a non-binding letter of intent with Horizon, a developer of advanced software development tools for quantum computers, with respect to its initial business combination, it has not entered into a definitive agreement for such business combination as of the date of this prospectus, the fiduciary duties or obligations of our officer and director owed to it may materially affect our ability to complete our initial business combination. However, we believe that certain factors may mitigate the impact of such conflict, including: (1) the type of transaction we would target would be of a nature different than what dMY Squared would target. For instance, although both we and dMY Squared may pursue an initial business combination target in any industry or geographic region, we plan to focus the target search of our company in AI, as well as in the rapidly growing wellness, longevity and aesthetics areas, while dMY Squared intends to focus its search on companies within the professional service industry that provide accounting, legal, financial, advisory or other services to public companies or private companies that are in the process of becoming public companies; (2) even if both we and dMY Squared broaden the scope of search and choose to pursue targets in any industry or geographic region, our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, and we believe there are multiple potential opportunities across all industries and geographic regions; and (3) we have different timelines in completing a business combination. dMY Squared currently has until April 29, 2025 (which may be extended monthly for an additional one month each time to up to December 29, 2025, by resolution of the board of directors of dMY Squared) to complete a business combination. While we expect that dMY Squared will have priority over us with respect to acquisition opportunities, due to a shorter completion window for dMY Squared, a target that we pursue may not be a suitable target for dMY Squared because it may not be able to combine with dMY Squared before its deadline. With respect to companies other than dMY Squared, because the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, and because we expect that our company will generally have priority over any other special purpose acquisition companies subsequently formed by our sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination, we do not believe the fiduciary duties or contractual obligations will materially affect our ability to complete an initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Out sponsor paid a nominal aggregate purchase price of $8,956.52 for 2,688,300 founder shares, or approximately $0.003 per share. Harry L. You, our Chairman of the board of directors, paid a nominal aggregate purchase price of $8,000 for 2,401,200 founder shares, or approximately $0.003 per share. Accordingly, our management team, which owns interest in our sponsor and includes member directly owns founder shares, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor and sponsor affiliates had paid the same per share price for the founder shares as our public shareholders paid for their public shares. Furthermore, certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination. In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination. Additionally, subsequent to the closing of the IPO and until the closing of our initial business combination or our liquidation, we have paid and will continue to pay our sponsor and/or its affiliates or designees an aggregate of $15,000 per month for office space, secretarial and administrative services provided to members of our management team. Since payment for such administrative services will be deferred and payable upon the closing of a business combination and will only be paid out of funds remaining outside of Trust Account, our sponsor and/or its affiliates or designees who are to receive such deferred monthly payment may have similar conflicts of interests. Similarly, if we agree to pay our sponsor, our officers or directors, our advisors, or affiliates thereof consulting, success, advisory, or finder’s fees in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	Our initial shareholders purchased founder shares prior to the date of this prospectus and our sponsor will purchase private placement warrants in a transaction that will close simultaneously with the closing of the IPO. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial shareholders with respect to any public shares acquired by them in or after the IPO. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our articles, although they will be entitled to liquidating distributions from assets outside the trust account.

●	Additionally, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination, (ii) if the closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the company’s initial business combination or (iii) the date on which the company completes a liquidation, merger, share exchange or other similar transaction that results in all of the company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (except with respect to permitted transferees as described herein under “Principal Shareholders — Transfers of Founder Shares, Private Placement Units and Restricted Private Placement Shares”). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. We refer to such transfer restrictions throughout this prospectus as the lock-up. Because each of our officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or from another independent entity that commonly renders valuation opinions stating that the consideration we are paying is fair to our company and its shareholders from a financial point of view. We are not required to obtain such an opinion in any other context. Further, commencing on the date our securities are first listed on Nasdaq, we will also pay our sponsor and/or its affiliates or designees an aggregate of $15,000 per month for office space, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after the offering in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto).

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our articles provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

On November 11, 2024, our Sponsor and its affiliates purchased $23,957 for an aggregate of 6,887,500 ordinary shares and a consultant, Meteora, paid $1,043 for an aggregate of 300,000 ordinary shares (none of the shares issued to Meteora were subject to forfeiture in connection with the exercise of the over-allotment option as described below). On April 29, 2025, we capitalized $31.63 standing to the credit of our share premium account and issued an additional 316,250 ordinary shares, resulting in our Sponsor, Sponsor Affiliates, and Meteora holding an aggregate of 7,503,750 ordinary shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. In connection with the consummation of the IPO, the underwriters exercised their over-allotment option in full, and as such the founder shares were no longer subject to forfeiture. The “sponsor affiliates” include Harry You, who acts as the Executive Chairman of our board of directors and the managing member of the Sponsor, and Robert You, adult son of Harry You. Both Messrs. You directly own membership interests in our sponsor. Out of the total 7,503,750 founder shares held by our sponsor, sponsor affiliates and the consultant, the sponsor, Harry You, Robert You and the consultant each directly holds 2,688,300, 2,401,200, 2,101,050 and 313,200 founder shares, respectively, each purchased at approximately $0.003 per share. Of these, up to 978,750 of the founder shares held by the Sponsor and Sponsor’s affiliates were subject to forfeiture up to the extent to which the underwriters’ over-allotment option was not exercised. In connection with the consummation of the IPO on May 1, 2025, the underwriters exercised their over-allotment option in full, and as such the founder shares were no longer subject to forfeiture.

On June 13, 2025, we entered the CFO Services Agreement pursuant to which, among other things, the Company has paid will continue to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as our chief financial officer. Other than the foregoing, Mr. Mittal is not a party to any other arrangement or understanding pursuant to which he was appointed as an officer.

In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2026, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 37,518,750 ordinary shares issued and outstanding as of March 30, 2026. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage
Directors and Executive Officers
Harry L. You(2)	5,089,500	13.6%
Vikas Mittal	-	-
Sam Lynn	-	-
Darla K. Anderson	-	-
Constance K. Weaver	-	-
All officers and directors as a group (five individuals)	5,089,500	13.6%

5% Holders
Berto Acquisition Sponsor LLC(2)	2,688,300	7.2%
Robert H. You	2,101,050	5.6%

(1)	Unless otherwise noted, the business address of each of the following is 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.
(2)

The 2,688,300 Ordinary Shares reported by Berto Acquisition Sponsor LLC and Harry L. You are held directly by Berto Acquisition Sponsor LLC. Harry L. You is the sole managing member of the Sponsor and shares voting and dispositive control over the securities held directly by the Sponsor. Harry L. You disclaims any beneficial ownership of the securities held by the Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On November 11, 2024, our Sponsor and its affiliates purchased $23,957 for an aggregate of 6,887,500 ordinary shares and a consultant, Meteora, paid $1,043 for an aggregate of 300,000 ordinary shares (none of the shares issued to Meteora were subject to forfeiture in connection with the exercise of the over-allotment option as described below). On April 29, 2025, we capitalized $31.63 standing to the credit of our share premium account and issued an additional 316,250 ordinary shares, resulting in our Sponsor, Sponsor Affiliates, and Meteora holding an aggregate of 7,503,750 ordinary shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The “sponsor affiliates” include Harry You, who acts as the Executive Chairman of our board of directors and the managing member of the Sponsor, and Robert You, adult son of Harry You. Both Messrs. You directly own membership interests in our sponsor. Out of the total 7,503,750 founder shares held by our sponsor, sponsor affiliates and the consultant, the sponsor, Harry You, Robert You and the consultant each directly holds 2,688,300, 2,401,200, 2,101,050 and 313,200 founder shares, respectively, each purchased at approximately $0.003 per share. Of these, up to 978,750 of the founder shares held by the Sponsor and Sponsor’s affiliates were subject to forfeiture up to the extent to which the underwriters’ over-allotment option was not exercised. In connection with the consummation of the IPO on May 1, 2025, the underwriters exercised their over-allotment option in full, and as such the founder shares were no longer subject to forfeiture.

The founder shares are identical to the ordinary shares, except that:

●	the founder shares are subject to certain transfer restrictions, as described in more detail below;

●	the founder shares are entitled to registration rights;

●	our initial shareholders, sponsor affiliates, sponsor, officers and directors, and the consultant who owns founder shares have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares they hold and any public shares (including public shares that are part of a public unit) the sponsor, sponsor affiliates, officers and directors may acquire during or after this offering in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to any founder shares they hold and any public shares held by the sponsor, sponsor affiliates, officers and directors in connection with a shareholder vote to approve an amendment to our articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of our ordinary shares or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account and to liquidating distributions from assets outside the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); and

●	if we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote any founder shares they held and any public shares the sponsor, sponsor affiliates, officers and directors purchased during or after this offering in favor of our initial business combination and we will only complete our initial business combination if the business combination is approved by an ordinary resolution under Cayman Islands law, meaning the affirmative vote of at least a majority of the votes by the shareholders of the issued shares represented in person or represented by proxy and are voted at a general meeting of the company, voting together as a single class. As a result, in addition to our initial shareholders’ founder shares, we would need 11,255,626 or 37.5% of the 30,015,000 public shares sold in this offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any public shares). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our articles, vote their ordinary shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination.

Our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances, or (iii) if the closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the company’s initial business combination. Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. We refer to such transfer restrictions throughout this prospectus as the lock-up.

Private Placement Units

Simultaneously with the closing of the IPO, pursuant to a Sponsor Warrants Purchase Agreements, the Company completed the private sale of an aggregate of 3,500,000 sponsor private placement warrants to the Sponsor at a purchase price of $1.00 per Sponsor Private Placement Warrant, generating gross proceeds to the Company of $3,500,000. Additionally, on May 1, 2025, simultaneously with the closing of the IPO, pursuant to the Underwriter Warrants Purchase Agreement and the Underwriting Agreement, each by and between the Company and the Representatives, the Company issued an aggregate of 3,750,000 underwriter private placement warrants to designees of the Representatives.

Sponsor Loans

Due to Related Party

Our Sponsor and us entered into a loan agreement on August 23, 2024, which was later amended on December 31, 2024, whereby our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the closing date of the Initial Public Offering. We borrowed an aggregate of approximately $222,000 under the Note and fully repaid the Note on May 1, 2025, and the Note was no longer available after closing.

Subsequent to May 1, 2025, our Sponsor or its affiliate paid an aggregate of approximately $72,000 for operating expenses on behalf of our company and advanced $250,000 in cash to us. As of December 31, 2025, we recorded an aggregate of approximately $322,000 in due to related party in the accompanying balance sheet. Subsequent to December 31, 2025, we repaid $250,000 to our Sponsor or its affiliate.

Working Capital Loan

In addition, in order to finance transaction costs in connection with its Initial Business Combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our Initial Business Combination, we would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. If our sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Private Placement Warrants. As of December 31, 2025, we had no borrowings under the Working Capital Loans.

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, we agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. We recorded an aggregate of $120,000 for the year ended December 31, 2025, and an outstanding balance of $120,000 as of December 31, 2025 in connection with such fees.

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

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as our Chief Financial Officer, we entered into the CFO Services Agreement with Meteora, pursuant to which, among other things, we agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as our Chief Financial Officer starting in July 2025. We recorded $75,000 in general and administrative expenses for the year ended December 31, 2025 and an outstanding balance of $75,000 as of December 31, 2025 in connection with such fees.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our Code of Ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our period-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings, including our registration statement on Form S-1 in connection with our initial public offeringss. The aggregate fees billed by Withum for audit services, inclusive of required filings with the SEC for the years ended December 31, 2025 and 2024, totaled $188,480 and $0, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the years ended December 31, 2025 and 2024.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees during the years ended December 31, 2025 and 2024.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the years ended December 31, 2025 and 2024.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements.

Exhibit Index

Exhibit Number	Description
1.1	Underwriting Agreement, dated April 29, 2025, by and among the Company, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC and Needham & Company, LLC, as representatives of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42620), filed with the Securities and Exchange Commission on May 1, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42620), filed with the Securities and Exchange Commission on May 1, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-286023), filed with the Securities and Exchange Commission on March 21, 2025).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-286023), filed with the Securities and Exchange Commission on March 21, 2025).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-286023), filed with the Securities and Exchange Commission on March 21, 2025).
4.4	Warrant Agreement, dated April 29, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42620), filed with the Securities and Exchange Commission on May 1, 2025).
4.5*	Description of Registrant’s Securities.
10.1	Letter Agreement, dated April 29, 2025, by and among the Company, Berto Acquisition Sponsor LLC, Meteora Capital, LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42620), filed with the Securities and Exchange Commission on May 1, 2025).
10.2	Investment Management Trust Agreement, dated April 29, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42620), filed with the Securities and Exchange Commission on May 1, 2025).
10.3	Registration Rights Agreement, dated April 29, 2025, by and among the Company, Berto Acquisition Sponsor LLC and the other holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42620), filed with the Securities and Exchange Commission on May 1, 2025).
10.4	Private Placement Warrants Purchase Agreement, dated April 29, 2025, by and between the Company and Berto Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42620), filed with the Securities and Exchange Commission on May 1, 2025).
10.5	Private Placement Warrants Purchase Agreement, dated April 29, 2025, by and among the Company, Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC and Needham & Company, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42620), filed with the Securities and Exchange Commission on May 1, 2025).
10.6	Administrative Services and Indemnification Agreement, dated April 29, 2025, by and between the Company and Berto Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42620), filed with the Securities and Exchange Commission on May 1, 2025).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-286023), filed with the Securities and Exchange Commission on March 21, 2025).

Exhibit Number	Description
10.8	A&R Promissory Note, dated as of December 31, 2024, issued to Berto Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-286023), filed with the Securities and Exchange Commission on March 21, 2025).
10.9	Securities Subscription Agreement between the Registrant and Berto Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-286023), filed with the Securities and Exchange Commission on March 21, 2025).
10.10	Securities Subscription Agreement between the Registrant and Harry Lee You (incorporated by reference to Exhibit 10.10 to the Company’s Amendment to the Registration Statement on Form S-1 (File No. 333-286023), filed with the Securities and Exchange Commission on April 18, 2025).
10.11	Securities Subscription Agreement between the Registrant and Robert H. You (incorporated by reference to Exhibit 10.11 to the Company’s Amendment to the Registration Statement on Form S-1 (File No. 333-286023), filed with the Securities and Exchange Commission on April 18, 2025).
10.12	CFO Services Agreement, dated June 13, 2025, by and between the Company and Meteora Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42620), filed with the Securities and Exchange Commission on June 16, 2025).
10.13	Omnibus Joinder to the Letter Agreement and Registration Rights Agreement, by and between the Company and Vikas Mittal (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42620), filed with the Securities and Exchange Commission on June 16, 2025).
14.1*	Code of Business Conduct and Ethics, adopted on April 29, 2025.
19.1*	Insider Trading Policy, adopted on April 29, 2025.
24.1*	Power of Attorney (included in the signature page of this Annual Report)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy, adopted on April 29, 2025.
99.1*	Audit Committee Charter, adopted on April 29, 2025.
99.2*	Compensation Committee Charter, adopted on April 29, 2025.
99.3*	Nominating and Corporate Governance Committee Charter, adopted on April 29, 2025.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2026	Berto Acquisition Corp.

	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Executive Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harry L. You her or his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harry L. You	Executive Chairman and Chief Executive Officer	March 30, 2026
Harry L. You	(Principal Executive Officer)

/s/ Vikas Mittal	Chief Financial Officer	March 30, 2026
Vikas Mittal	(Principal Financial and Accounting Officer)

/s/ Sam Lynn	Director	March 30, 2026
Sam Lynn

/s/ Constance K. Weaver	Director	March 30, 2026
Constance K. Weaver

/s/ Darla K. Anderson	Director	March 30, 2026
Darla K. Anderson

BERTO ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Berto Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Berto Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from July 15, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from July 15, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 30, 2026

PCAOB ID Number 100

BERTO ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2025	2024
Assets
Current assets:
Cash	$578,683	$34,044
Prepaid expenses	153,333	-
Total current assets	732,016	34,044
Offering costs associated with initial public offering	-	400,000
Investments held in Trust Account	308,659,912	-
Total Assets	$309,391,928	$434,044

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$169,689	$563,291
Accrued expenses	46,611	400,000
Accrued expenses - related parties	195,000	-
Due to related party	322,045	34,043
Total current liabilities	733,345	997,334
Deferred underwriting commissions	11,705,850	-
Total Liabilities	12,439,195	997,334

Commitments and Contingencies (Note 6)
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 30,015,000 and 0 shares subject to possible redemption at $10.28 per share as of December 31, 2025 and 2024, respectively	308,659,912	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	-	-
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 7,503,750 non-redeemable shares issued and outstanding as of December 31, 2025 and 2024	750	750
Additional paid-in capital	-	174,250
Accumulated deficit	(11,707,929)	(738,290)
Total shareholders’ deficit	(11,707,179)	(563,290)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$309,391,928	$434,044

The accompanying notes are an integral part of these financial statements

BERTO ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from July 15, 2024 (inception) through December 31, 2024
General and administrative expenses	$647,449	$738,290
Loss from operations	(647,449)	(738,290)

Other income:
Interest income on operating account	13,851	-
Investment income from investments held in Trust Account	8,509,912	-
Total other income	8,523,763	-

Net income (loss)	$7,876,314	$(738,290)

Weighted average shares outstanding of Public Shares, basic and diluted	20,147,055	-
Basic and diluted net income per share, Public Share	$0.29	$-
Weighted average shares outstanding of Founder Shares, basic	7,181,969	6,525,000
Basic net income (loss) per share, Founder Share	$0.29	$(0.11)
Weighted average shares outstanding of Founder Shares, diluted	7,262,414	6,525,000
Diluted net income (loss) per share, Founder Share	$0.29	$(0.11)

The accompanying notes are an integral part of these financial statements

BERTO ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year Ended December 31, 2025
	Non-Redeemable		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,503,750	$750	$174,250	$(738,290)	$(563,290)
Issuance of Private Placement Warrants to Sponsor	-	-	3,500,000	-	3,500,000
Issuance of Underwriter Warrants	-	-	3,750,000	-	3,750,000
Fair value of warrants included in the Units sold in the Initial Public Offering	-	-	2,161,080	-	2,161,080
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	-	-	(129,228)	-	(129,228)
Remeasurement of ordinary shares subject to possible redemption	-	-	(9,456,102)	(18,845,953)	(28,302,055)
Net income	-	-	-	7,876,314	7,876,314
Balance - December 31, 2025	7,503,750	$750	$-	$(11,707,929)	$(11,707,179)

	For the Period from July 15, 2024 (inception) through December 31, 2024
			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - July 15, 2024 (Inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor, its affiliate and consultant	7,503,750	750	24,250	-	25,000
Stock based compensation expenses	-	-	150,000	-	150,000
Net loss	-	-	-	(738,290)	(738,290)
Balance - December 31, 2024	7,503,750	$750	$174,250	$(738,290)	$(563,290)

The accompanying notes are an integral part of these financial statements

BERTO ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period from July 15, 2024 (inception) through
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$7,876,314	$(738,290)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid on the Company’s behalf by related party	74,051	24,999
Investment income from investments held in Trust Account	(8,509,912)	-
Stock-based compensation expense	-	150,000
Changes in operating assets and liabilities:
Prepaid expenses	(153,333)	-
Accounts payable	(393,602)	563,291
Accrued expenses	(353,389)	-
Accrued expenses – related parties	195,000	-
Net cash used in operating activities	(1,264,871)	-

Cash Flows from Investing Activities
Cash deposited in Trust Account	(300,150,000)	-
Net cash used in investing activities	(300,150,000)	-

Cash Flows from Financing Activities:
Cash received from related party	250,000	-
Repayment of note payable to related party	(221,560)	9,044
Proceeds from issuance of ordinary shares to Sponsor, its affiliate and consultant	-	25,000
Proceeds received from initial public offering, gross	300,150,000	-
Proceeds received from private placement	3,500,000	-
Offering costs paid	(1,718,930)	-
Net cash provided by financing activities	301,959,510	34,044

Net change in cash	544,639	34,044

Cash - beginning of the period	34,044	-
Cash - end of the period	$578,683	$34,044

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party under promissory note	$185,511	$-
Offering costs included in accrued expenses	$-	$400,000
Issuance of underwriter warrants	$3,750,000	$-
Deferred underwriting commissions	$11,705,850	$-

The accompanying notes are an integral part of these financial statements

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from July 15, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Berto Acquisition Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

Initial Public Offering and Private Placement

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

Additionally, simultaneously with the closing of the Initial Public Offering, the Company issued an aggregate of 3,750,000 warrants (the “Underwriter Private Placement Warrants”, and together with the Sponsor Private Placement Warrants, the “Private Placement Warrants”) to designees of the representative of the underwriters (the “Representatives”) (see Note 6).

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Pursuant to the Company’s amended and restated memorandum and articles of association (the “articles”) if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, or May 1, 2027 (the “Completion Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned held in the Trust Account (which interest shall be net of taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Initial Shareholders have entered into agreements with the Company pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) held by them if the Company fails to complete the Initial Business Combination within the Completion Window. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

Risks and Uncertainties

Global economic conditions remain subject to significant uncertainty and volatility resulting from a combination of changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations. Ongoing and escalating military conflicts, including the conflict between Russia and Ukraine and conflicts in the Middle East, as well as the risk of further escalation or expansion of such conflicts, have contributed to heightened geopolitical instability and increased uncertainty in global markets.

These conditions have adversely affected, and may continue to adversely affect, global economic activity through, among other things, disruptions to energy and commodity markets, volatility in foreign exchange and capital markets, supply chain dislocations, increased cybersecurity risks, and reduced cross-border trade and investment. In addition, elevated interest rates, inflationary pressures, tightening credit conditions, and concerns regarding sovereign debt and fiscal stability in various jurisdictions have contributed to increased volatility and reduced liquidity in global financial markets.

The extent and duration of these conditions remain uncertain, and the ultimate impact on the global economy, financial markets, and business confidence cannot be predicted. Continued or worsening geopolitical tensions, adverse macroeconomic developments, or additional policy or regulatory responses could adversely affect the Company’s search for an Initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Liquidity and Capital Resources

As of December 31, 2025, the Company had approximately $579,000 in cash and a working capital deficit of approximately $1,300.

The Company’s liquidity needs prior to the closing of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor, its affiliates, and the Consultant to purchase Founder Shares (as defined in Note 5), a loan under the Note (as defined in Note 5) in the amount of approximately $222,000. The Company fully repaid the Note balance on May 1, 2025, and the Note was no longer available after closing. Following the closing of the Initial Public Offering, the Company’s liquidity was derived from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from the Sponsor.

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans to the Company (as defined in Note 5). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of December 31, 2025, management has determined that the Company’s current liquidity including, the Company’s access to funds from the Sponsor entity and the fact that the Sponsor and/or its affiliates agrees to make those funds available and has the financial wherewithal to provide such funds and the net proceeds from the closing of the Initial Public Offering and the Private Placement held outside Trust once consummated, is sufficient to fund the working capital needs of the Company through a minimum of one year from the date of issuance of these financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2025 and 2024.

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Investments Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that were related to the Initial Public Offering. Offering costs associated with warrants were charged to shareholders’ equity(deficit) upon the completion of the Initial Public Offering. Offering costs associated with the Public Shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities(1)	$308,659,912	$-	$-

(1)	Includes approximately $386 of cash balance held within the Trust Account.

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the year ended December 31, 2025.

There were no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2024.

Ordinary Shares Subject to Possible Redemption

As discussed in Note 1, all of the 30,015,000 Public Shares contain a redemption feature. In accordance with the FASB ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Public Shares as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Public Shares and the redemption value. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period.

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

As of December 31, 2025, the amount of Public Shares reflected on the balance sheet is reconciled in the following table:

Public Shares subject to possible redemption - December 31, 2024	$-
Plus:
Gross proceeds	300,150,000
Less:
Proceeds allocated to Public Warrants	(2,161,080)
Public Shares issuance costs	(17,631,063)
Plus:
Accretion of carrying value to redemption value	28,302,055
Public Shares subject to possible redemption - December 31, 2025	$308,659,912

Warrant Instruments

The Company accounts for all of the Public Warrants and Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants (as defined below) will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. The fair value of the Public Warrants and the Private Placement Warrants was measured at the issuance date using a Monte Carlo simulation method. The model utilized the following Level 3 measurement inputs: an exercise price of $11.50, estimated underlying stock price of $10.07, volatility rate of 5.4%, risk-free rate of 3.9% and expected terms of 7.01 years, resulting in a fair value per warrant of approximately $0.144.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Public Shares and Founder Shares (as defined in Note 5). Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 22,257,500 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Public Shares is excluded from earnings per share as the redemption value approximates fair value.

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share for the year ended December 31, 2025 and for the period from July 15, 2024 (inception) through December 31, 2024:

	For the Year Ended December 31, 2025		For the Period from July 15, 2024 (inception) through December 31, 2024
	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss) - basic	$5,806,447	$2,069,867	$-	$(738,290)
Allocation of net income (loss) - diluted	5,789,405	2,086,909	-	(738,290)

Denominator:
Basic weighted average common shares outstanding	20,147,055	7,181,969	-	6,525,000
Diluted weighted average common shares outstanding	20,147,055	7,262,414	-	6,525,000

Basic net income (loss) per common share	$0.29	$0.29	$-	$(0.11)
Diluted net income (loss) per common share	$0.29	$0.29	$-	$(0.11)

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

The Company is a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company currently has no income tax provision.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2025.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Note 5 — Related Party Transactions

Founder Shares

On November 11, 2024, the Sponsor and its affiliates paid $23,957 for an aggregate of 6,887,500 ordinary shares and a consultant, Meteora Capital LLC (the “Consultant” or “Meteora”), paid $1,043 for an aggregate of 300,000 ordinary shares (none of the shares issued to Meteora were subject to forfeiture in connection with the exercise of the over-allotment option as described below). On April 29, 2025, the Company capitalized $31.63 standing to the credit of the Company’s share premium account and issued an additional 316,250 ordinary shares, resulting in the Sponsor, Sponsor Affiliates, and the Consultant holding an aggregate of 7,503,750 ordinary shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. These 7,503,750 ordinary shares are referred herein as “Founder Shares”. Out of the total 7,503,750 Founder Shares held by the Sponsor, Sponsor’s affiliates: Harry You and Robert You, and the Consultant each holds 2,688,300, 2,401,200, 2,101,050 and 313,200 Founder Shares, respectively. Of these, up to 978,750 of the Founder Shares held by the Sponsor and Sponsor’s affiliates were subject to forfeiture up to the extent to which the underwriters’ over-allotment option was not exercised. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares were no longer subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of the Initial Business Combination, or (B) subsequent to the Initial Business Combination, if (x) the closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, provided such release shall not occur earlier than 150 days after the Initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. The Company recorded $120,000 in connection with such fees during the year ended December 31, 2025 in the accompanying statement of operations. The Company recorded an outstanding balance of $120,000 as of December 31, 2025 in connection with such fees in accrued expenses in the accompanying balance sheet.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Related Party Loans

Due to Related Party

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

Subsequent to May 1, 2025, the Sponsor or its affiliate paid an aggregate of approximately $72,000 for operating expenses on behalf of the Company and advanced $250,000 in cash to the Company. As of December 31, 2025, the Company recorded an aggregate of approximately $322,000 in due to related party in the accompanying balance sheet. Subsequent to December 31, 2025, the Company repaid $250,000 to the Sponsor or its affiliate.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of December 31, 2025 and 2024, the Company had not entered into any Working Capital Loans agreements and had no borrowings under any such arrangements.

Consulting Agreement with Meteora

On November 11, 2024, the Company entered into a consulting agreement with Meteora, pursuant to which Meteora provided consulting, advisory and related services to the Company with respect to general special purpose acquisition company structuring and capital markets matters.

In consideration of the services provided, the Company agreed to sell 300,000 Founder Shares to Meteora for an aggregate purchase price of $1,043. The Company estimated the fair value of such shares of $150,000 based on Monte Carlo simulation model and recorded as stock-based compensation expense. The significant assumptions used in the valuation included an expected volatility of approximately 7.9%, a risk-free interest rate of approximately 4.18%, an expected term of approximately three years, an estimated probability of completing a business combination of approximately 5%, an underlying share price of approximately $10.00 to $11.00 per share and a dividend yield of 0%.

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as Chief Financial Officer of the Company, the Company entered into a Chief Financial Officer services agreement with Meteora (the “CFO Services Agreement”), pursuant to which, among other things, the Company agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as Chief Financial Officer of the Company starting in July 2025. The Company recorded $75,000 in general and administrative expenses for the year ended December 31, 2025 and has outstanding balance of $75,000 as of December 31, 2025 in connection with such fees in accrued expenses - related parties in the accompanying statement of operations and balance sheet.

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, (ii) Sponsor Private Placement Warrants and the ordinary shares underlying such warrants, (iii) Underwriter Private Placement Warrants and the ordinary shares underlying such warrants, and (iv) warrants that may be issued upon conversion of Working Capital Loans have registration rights pursuant to a registration rights agreement dated April 29, 2025. The holders of Founder Shares, Sponsor Private Placement Warrants, and Working Capital Warrants are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders of Founder Shares, Sponsor Private Placement Warrants, and Working Capital Warrants have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination. The Underwriter Private Placement Warrants (including the underlying shares) are entitled to resale registration rights including one demand and unlimited “piggyback” rights for periods of five and seven years, respectively, from the commencement of sales in the Initial Public Offering, in compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 5510(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 550,000,000 ordinary shares with a par value of $0.0001 per share.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s articles, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, passed by the affirmative vote of at least two-thirds of the ordinary shares which are represented in person or represented by proxy and are voted at a general meeting of the company, and pursuant to the Company’s articles; such actions include amending the Company’s articles and approving a statutory merger or consolidation with another company. The board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Founder Shares

As of December 31, 2025 and 2024, there was an aggregate of 7,503,750 Founder Shares issued and outstanding. At December 31, 2024, of the outstanding Founder Shares, up to an aggregate of 978,750 shares were subject to forfeiture depending on the extent to which the over-allotment option was not exercised by the underwriters. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares were no longer subject to forfeiture.

Public Shares

As of December 31, 2025, there were 30,015,000 Public Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the balance sheets. There were no Public Shares issued or outstanding as of December 31, 2024.

Warrants

As of December 31, 2025, the Company had an aggregate of 15,007,500 Public Warrants, 3,500,000 Sponsor Private Placement Warrants and 3,750,000 Underwriter Private Placement Warrants (together, the “Warrants”) outstanding. There were no Warrants issued or outstanding as of December 31, 2024.

Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of ordinary shares during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per-share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

BERTO ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company’s Chief Financial Officer has been identified as the CODM, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

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

	For the Year Ended December 31, 2025	For the Period from July 15, 2024 (inception) through December 31, 2024
Investment income from investments held in Trust Account	$8,509,912	$-
General and administrative expenses	(647,449)	(738,290)
Other income	13,851	-
Net income (loss)	$7,876,314	$(738,290)

The CODM reviews investment income from investments in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, except as noted below.

Subsequent to December 31, 2025, the Company repaid $250,000 to the Sponsor.