Form 10-Q
period 2026-03-31
Berto Acquisition Corp.
filed 2026-05-15
CIK 2033122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, 37,518,750 ordinary shares, par value $0.0001 per share, were issued and outstanding.

BERTO ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

BERTO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$209,016	$578,683
Prepaid expenses	196,146	153,333
Total current assets	405,162	732,016
Investment held in Trust Account	311,357,573	308,659,912
Total Assets	$311,762,735	$309,391,928

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$167,813	$169,689
Accrued expenses	367,843	46,611
Accrued expenses - related parties	277,500	195,000
Due to related party	72,245	322,045
Total current liabilities	885,401	733,345
Deferred underwriting commissions	11,705,850	11,705,850
Total Liabilities	12,591,251	12,439,195

Commitments and Contingencies (Note 6)
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 30,015,000 and 30,015,000 shares subject to possible redemption at $10.37 and $10.28 per share as of March 31, 2026 and December 31, 2025, respectively	311,357,573	308,659,912

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 7,503,750 non-redeemable shares issued and outstanding as of March 31, 2026 and December 31, 2025	750	750
Additional paid-in capital	-	-
Accumulated deficit	(12,186,839)	(11,707,929)
Total shareholders’ deficit	(12,186,089)	(11,707,179)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$311,762,735	$309,391,928

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2026	2025
General and administrative expenses	$482,100	$17,928
Loss from operations	(482,100)	(17,928)

Other income:
Interest income on operating account	3,190	-
Investment income from investments held in Trust Account	2,697,661	-
Total other income	2,700,851	-

Net income (loss)	$2,218,751	$(17,928)

Weighted average shares outstanding of Public Shares, basic and diluted	30,015,000	-
Basic and diluted net income per share, Public Share	$0.06	$-
Weighted average shares outstanding of Founder Shares, basic and diluted	7,503,750	6,525,000
Basic and diluted net income (loss) per share, Founder Share	$0.06	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For The Three Months Ended March 31, 2026
	Non-Redeemable		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	7,503,750	$750	$-	$(11,707,929)	$(11,707,179)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(2,697,661)	(2,697,661)
Net income	-	-	-	2,218,751	2,218,751
Balance - March 31, 2026 (unaudited)	7,503,750	$750	$-	$(12,186,839)	$(12,186,089)

	For The Three Months Ended March 31, 2025
	Non-Redeemable		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,503,750	$750	$174,250	$(738,290)	$(563,290)
Net loss	-	-	-	(17,928)	(17,928)
Balance - March 31, 2025 (unaudited)	7,503,750	$750	$174,250	$(756,218)	$(581,218)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,218,751	$(17,928)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid on the Company’s behalf by related party	200	1,034
Investment income from investments held in Trust Account	(2,697,661)	-
Changes in operating assets and liabilities:
Prepaid expenses	(42,813)	-
Accounts payable	(1,876)	(6,127)
Accrued expenses	321,232	-
Accrued expenses - related parties	82,500	-
Net cash used in operating activities	(119,667)	(23,021)

Cash Flows from Financing Activities:
Repayment of advances to related party	(250,000)	-
Net cash used in financing activities	(250,000)	-

Net change in cash	(369,667)	(23,021)

Cash and cash equivalents - beginning of the period	578,683	34,044
Cash and cash equivalents - end of the period	$209,016	$11,023

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party under promissory note	$-	$154,125
Offering costs included in accounts payable	$-	$13,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

Note 1 — Description of Organization and Business Operations

Organization and General

Berto Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on July 15, 2024 (the inception date). The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

All activity for the period from July 15, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination in connection with a general meeting called to approve the Initial Business Combination or without a shareholder vote by means of a tender offer; (ii) (x) the redemption of any Public Shares if the Company was unable to complete the Initial Business Combination within the completion window (as defined below), subject to applicable law or (y) if the Company extends the completion window and such extension is conditioned upon depositing additional funds into the Trust Account, upon the end of a 30-day cure period after the date any such funds were required to be deposited but were not so deposited or (iii) the redemption of Public Shares properly submitted in connection with a shareholder vote to amend the Company’s articles (as defined below) not for the purpose of approving, or in conjunction with the consummation of, an Initial Business Combination, (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of Public Shares if the Company has not consummated an Initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of ordinary shares or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s Public Shares (the “Public Shareholders”).

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
MARCH 31, 2026

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
MARCH 31, 2026

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

Going Concern Consideration

As of March 31, 2026, the Company had approximately $209,000 in cash and a working capital deficit of approximately $480,000.

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

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans to the Company (as defined in Note 5). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of March 31, 2026, management has determined that the Company’s mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date of May 1, 2027 or the completion of the Initial Business Combination. There is no assurance that the Company’s plans to consummate the Initial Business Combination will be successful or successful within the Completion Window. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 of Regulation S-X. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report Form 10-K as of December 31, 2025, as filed with the SEC on March 31, 2026, which contains the Company’s audited financial statements and notes thereto.

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

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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
MARCH 31, 2026

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

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

March 31, 2026

Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities(1)	$311,357,573	$-	$-

December 31, 2025

Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities(1)	$308,659,912	$-	$-

(1)	Includes approximately $594 and $386 of cash balance held within the Trust Account as of March 31, 2026 and December 31, 2025, respectively.

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2026 and 2025.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

During the three months ended March 31, 2026, the changes in amount of Public Shares reflected on the condensed balance sheets is reconciled in the following table:

Public Shares subject to possible redemption - December 31, 2025	$308,659,912
Plus:
Accretion of carrying value to redemption value	2,697,661
Public Shares subject to possible redemption - March 31, 2026 (unaudited)	$311,357,573

There was no ordinary shares subject to possible redemption issued or outstanding during the three months ended March 31, 2025.

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share for the three months ended March 31, 2026 and 2025:

	For The Three Months Ended March 31,
	2026		2025
	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss) - basis and diluted	$1,775,001	$443,750	$-	$(17,928)

Denominator:
Basic and diluted weighted average common shares outstanding	30,015,000	7,503,750	-	6,525,000
Basic and diluted net income (loss) per common share	$0.06	$0.06	$-	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company currently has no income tax provision.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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
MARCH 31, 2026

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

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. The Company recorded $45,000 in expenses for such fees during the three months ended March 31, 2026 in the accompanying unaudited condensed statement of operations. The Company recorded an outstanding balance of $165,000 and $120,000 as of March 31, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying unaudited condensed balance sheets.

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
MARCH 31, 2026

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

Subsequent to the closing of the Initial Public Offering, the Sponsor or its affiliate continued to pay for operating expenses on behalf of the Company and advanced $250,000 in cash to the Company. The Company repaid the cash advance in February 2026. As of March 31, 2026 and December 31, 2025, the Company recorded an aggregate of approximately $72,000 and $322,000, respectively in due to related party in the accompanying unaudited and audited condensed balance sheets.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of March 31, 2026 and December 31, 2025, the Company had not entered into any Working Capital Loans agreements and had no borrowings under any such arrangements.

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

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as Chief Financial Officer of the Company, the Company entered into a Chief Financial Officer services agreement with Meteora (the “CFO Services Agreement”), pursuant to which, among other things, the Company agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as Chief Financial Officer of the Company starting in July 2025. The Company recorded $37,500 in general and administrative expenses for the three months ended March 31, 2026 and had outstanding balance of $112,500 and $75,000 as of March 31, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying statement of operations and balance sheets.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

Founder Shares

As of March 31, 2026 and December 31, 2025, there was an aggregate of 7,503,750 Founder Shares issued and outstanding. At December 31, 2024, of the outstanding Founder Shares, up to an aggregate of 978,750 shares were subject to forfeiture depending on the extent to which the over-allotment option was not exercised by the underwriters. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares were no longer subject to forfeiture.

Public Shares

As of March 31, 2026 and December 31, 2025, there were 30,015,000 Public Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the balance sheets.

Warrants

As of March 31, 2026 and December 31, 2025, the Company had an aggregate of 15,007,500 Public Warrants, 3,500,000 Sponsor Private Placement Warrants and 3,750,000 Underwriter Private Placement Warrants (together, the “Warrants”) outstanding.

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
MARCH 31, 2026

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

The Sponsor Private Placement Warrants are identical to the Public Warrants, except that the Sponsor Private Placement Warrants and the ordinary shares issuable upon exercise of the Sponsor Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Sponsor Private Placement Warrants are non-redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Underwriter Private Placement Warrants have the same terms as the Sponsor Private Placement Warrants, subject to certain restrictions pursuant to FINRA Rule 5110(g)(8) and FINRA Rule 5110(e)(1) as described herein.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company’s Chief Financial Officer has been identified as the Chief Operating Decision Maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

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

	March 31, 2026	December 31, 2025
Investment held in Trust Account	$311,357,573	$308,659,912
Cash	$209,016	$578,683

	For The Three Months Ended March 31,
	2026	2025
Investment income from investments held in Trust Account	$2,697,661	$-
General and administrative expenses	(482,100)	(17,928)
Other income	3,190	-
Net income (loss)	$2,218,751	$(17,928)

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

Letter of Intent

On October 29, 2025, we and OnMed LLC, a developer of healthcare infrastructure solutions (“OnMed”), issued a joint press release announcing that we have entered into a non-binding letter of intent (“LOI”) for a potential business combination. We did not enter into a definitive agreement with OnMed and on March 23, 2026, the LOI expired in accordance with its terms.

Going Concern Consideration

As of March 31, 2026, we had approximately $209,000 in cash and a working capital deficit of approximately $480,000.

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

In addition, in order to finance transaction costs in connection with our Initial Business Combination, our Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, provide the Working Capital Loans to us. If we complete our Initial Business Combination, we would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of March 31, 2026, we had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 - Presentation of Financial Statements – Going Concern, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of March 31, 2026, our management has determined that our mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date of May 1, 2027 or the completion of the Initial Business Combination. There is no assurance that our plans to consummate the Initial Business Combination will be successful or successful within the Completion Window. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity from July 15, 2024 (inception) through March 31, 2026 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities, if any, at each reporting period.

For the three months ended March 31, 2026, we had net income of approximately $2.2 million, which consisted of approximately $2.7 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $482,000 of general and administrative expenses (of which $45,000 was for administrative expenses accrued to our Sponsor).

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

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, we agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. We recorded an aggregate of $45,000 in expenses for such fees during the three months ended March 31, 2026 in the accompanying unaudited condensed statement of operations. We recorded an outstanding balance of $165,000 and $120,000 as of March 31, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying unaudited condensed balance sheets.

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

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as our Chief Financial Officer, we entered into the CFO Services Agreement with Meteora, pursuant to which, among other things, we agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as our Chief Financial Officer starting in July 2025. We recorded $37,500 in general and administrative expenses for the three months ended March 31, 2026 and had outstanding balance of $112,500 and $75,000 as of March 31, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying statement of operations and balance sheets.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K. You should carefully consider that such factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also materially and adversely affect our business, financial condition and/or results of operations.

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

Simultaneously with the consummation of the Initial Public Offering, on May 1, 2025, we consummated the private sale of an aggregate of 3,500,000 Sponsor Private Placement Warrants to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $3,500,000. Additionally, on May 1, 2025, simultaneously with the closing, the Company issued an aggregate of 3,750,000 Underwriter Private Placement Warrants to designees of the Representatives as part of the compensation for underwriting services. The Warrants cannot be exercised until 30 days after the completion of our Initial Business Combination. Each Private Placement Warrant is exercisable to purchase one Ordinary Share at a price of $10.50 per share within the first 12 months following the closing of an Initial Business Combination or $11.50 per share after the 12-month anniversary of the closing of the Initial Business Combination.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 29, 2025, we and OnMed issued a joint press release announcing that we have entered into a non-binding LOI for a potential business combination. We did not enter into a definitive agreement with OnMed and on March 23, 2026, the LOI expired in accordance with its terms.

10b5-1 Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 15, 2026	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Vikas Mittal
	Name:	Vikas Mittal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)