Form 10-Q
period 2026-06-30
Berto Acquisition Corp.
filed 2026-08-14
CIK 2033122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, 37,518,750 ordinary shares, par value $0.0001 per share, were issued and outstanding.

BERTO ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

BERTO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash	$146,740	$578,683
Prepaid expenses	163,959	153,333
Total current assets	310,699	732,016
Investments held in Trust Account	314,091,737	308,659,912
Total Assets	$314,402,436	$309,391,928

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$225,279	$169,689
Accrued expenses	1,756,922	46,611
Accrued expenses - related parties	360,000	195,000
Due to related party	72,470	322,045
Total current liabilities	2,414,671	733,345
Deferred underwriting commissions	11,705,850	11,705,850
Total Liabilities	14,120,521	12,439,195

Commitments and Contingencies (Note 6)
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 30,015,000 and 30,015,000 shares subject to possible redemption at $10.46 and $10.28 per share as of June 30, 2026 and December 31, 2025, respectively	314,091,737	308,659,912

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 7,503,750 non-redeemable shares issued and outstanding as of June 30, 2026 and December 31, 2025	750	750
Additional paid-in capital	-	-
Accumulated deficit	(13,810,572)	(11,707,929)
Total shareholders’ deficit	(13,809,822)	(11,707,179)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$314,402,436	$309,391,928

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$1,624,853	$229,157	$2,106,953	$247,085
Loss from operations	(1,624,853)	(229,157)	(2,106,953)	(247,085)

Other income:
Interest income on operating account	1,120	6,594	4,310	6,594
Investment income from investments held in Trust Account	2,734,164	2,083,940	5,431,825	2,083,940
Total other income	2,735,284	2,090,534	5,436,135	2,090,534

Net income	$1,110,431	$1,861,377	$3,329,182	$1,843,449

Weighted average shares outstanding of Public Shares, basic and diluted	30,015,000	30,015,000	30,015,000	30,015,000
Basic and diluted net income per share, Public Share	$0.03	$0.05	$0.09	$0.05
Weighted average shares outstanding of Founder Shares, basic and diluted	7,503,750	7,181,085	7,503,750	6,854,855
Basic and diluted net income per share, Founder Share	$0.03	$0.05	$0.09	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Six Months Ended June 30, 2026
	Non-Redeemable		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	7,503,750	$750	$-	$(11,707,929)	$(11,707,179)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(2,697,661)	(2,697,661)
Net income	-	-	-	2,218,751	2,218,751
Balance - March 31, 2026 (unaudited)	7,503,750	750	-	(12,186,839)	(12,186,089)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(2,734,164)	(2,734,164)
Net income	-	-	-	1,110,431	1,110,431
Balance - June 30, 2026 (unaudited)	7,503,750	$750	$-	$(13,810,572)	$(13,809,822)

	For the Three and Six Months Ended June 30, 2025
	Non-Redeemable Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,503,750	$750	$174,250	$(738,290)	$(563,290)
Net loss	-	-	-	(17,928)	(17,928)
Balance - March 31, 2025 (unaudited)	7,503,750	750	174,250	(756,218)	(581,218)
Issuance of Private Placement Warrants to Sponsor	-	-	3,500,000	-	3,500,000
Issuance of Underwriter Warrants	-	-	3,750,000	-	3,750,000
Fair value of warrants included in the Units sold in the Initial Public Offering	-	-	2,161,080	-	2,161,080
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	-	-	(129,228)	-	(129,228)
Remeasurement of ordinary shares subject to possible redemption	-	-	(9,456,102)	(12,419,981)	(21,876,083)
Net income	-	-	-	1,861,377	1,861,377
Balance - June 30, 2025 (unaudited)	7,503,750	$750	$-	$(11,314,822)	$(11,314,072)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,329,182	$1,843,449
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid on the Company’s behalf by related party	425	2,006
Investment income from investments held in Trust Account	(5,431,825)	(2,083,940)
Changes in operating assets and liabilities:
Prepaid expenses	(10,626)	(150,735)
Accounts payable	55,590	(545,952)
Accrued expenses	1,710,311	(214,466)
Accrued expenses - related parties	165,000	(82,500)
Net cash used in operating activities	(181,943)	(1,232,138)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(300,150,000)
Net cash used in investing activities	-	(300,150,000)

Cash Flows from Financing Activities:
Repayment of loans to related party	(250,000)	(221,560)
Proceeds received from initial public offering, gross	-	300,150,000
Proceeds received from private placement	-	3,500,000
Offering costs paid	-	(1,718,930)
Net cash (used in) provided by financing activities	(250,000)	301,709,510

Net change in cash	(431,943)	327,372

Cash - beginning of the period	578,683	34,044
Cash - end of the period	$146,740	$361,416

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party under promissory note	$-	$185,511
Issuance of Underwriter Warrants	$-	$3,750,000
Deferred underwriting commissions	$-	$11,705,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

All activity for the period from July 15, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2026

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
JUNE 30, 2026

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

The Sponsor, Consultant (as defined in Note 5), and any other holder of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”), officers and directors, entered into a letter agreement with the Company, pursuant to which they agreed to vote in favor of the Initial Business Combination and waive their redemption rights with respect to any Founder Shares they hold and any Public Shares the Sponsor, Sponsor’s affiliates, officers and directors may acquire during or after this offering in connection with the completion of the Initial Business Combination. The Public Shares and the Founder Shares are ordinary shares of the same class; however, the Public Shares are subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets.

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
JUNE 30, 2026

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

Going Concern Consideration

As of June 30, 2026, the Company had approximately $147,000 in cash and a working capital deficit of approximately $2.1 million.

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

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans to the Company (as defined in Note 5). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of June 30, 2026, management has determined that the Company’s liquidity, mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raise substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date of May 1, 2027 or the completion of the Initial Business Combination. There is no assurance that the Company’s plans to consummate the Initial Business Combination will be successful or successful within the Completion Window. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 of Regulation S-X. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

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
JUNE 30, 2026

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

Investments Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that were related to the Initial Public Offering. Offering costs associated with warrants were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering. Offering costs associated with the Public Shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

June 30, 2026

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities(1)	$314,091,737	$-	$-

December 31, 2025

Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities(1)	$308,659,912	$-	$-

(1)	Includes approximately $106 and $386 of cash balance held within the Trust Account as of June 30, 2026 and December 31, 2025, respectively.

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2026 and 2025.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

During the three and six months ended June 30, 2026 and 2025, the changes in amount of Public Shares reflected on the condensed balance sheets are reconciled in the following tables:

Ordinary Shares subject to possible redemption - December 31, 2025	$308,659,912
Plus:
Remeasurement of carrying value to redemption value	2,697,661
Ordinary Shares subject to possible redemption - March 31, 2026 (unaudited)	311,357,573
Plus:
Remeasurement of carrying value to redemption value	2,734,164
Ordinary Shares subject to possible redemption - June 30, 2026 (unaudited)	$314,091,737

Ordinary Shares subject to possible redemption - December 31, 2024	$-
Plus:
Gross proceeds	300,150,000
Less:
Proceeds allocated to Public Warrants	(2,161,080)
Public Shares issuance costs	(17,631,063)
Plus:
Accretion of carrying value to redemption value	21,876,083
Ordinary Shares subject to possible redemption - June 30, 2025	$302,233,940

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Public Shares and Founder Shares (as defined in Note 5). Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 22,257,500 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Public Shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026		2025
	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic and diluted	$888,345	$222,086	$1,502,019	$359,358

Denominator:
Basic and diluted weighted average common shares outstanding	30,015,000	7,503,750	30,015,000	7,181,085
Basic and diluted net income per common share	$0.03	$0.03	$0.05	$0.05

	For the Six Months Ended June 30,
	2026		2025
	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic and diluted	$2,663,346	$665,836	$1,500,714	$342,735

Denominator:
Basic and diluted weighted average common shares outstanding	30,015,000	7,503,750	30,015,000	6,854,855
Basic and diluted net income per common share	$0.09	$0.09	$0.05	$0.05

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
JUNE 30, 2026

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

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. The Company recorded $45,000 and $90,000 in expenses for such fees during the three and six months ended June 30, 2026 in the accompanying unaudited condensed statements of operations. The Company recorded an outstanding balance of $210,000 and $120,000 as of June 30, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying condensed balance sheets. During the three and six months ended June 30, 2025, the Company incurred $15,000 in expenses for such fees in the accompanying unaudited condensed statements of operations.

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
JUNE 30, 2026

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

Subsequent to the closing of the Initial Public Offering, the Sponsor or its affiliate continued to pay for operating expenses on behalf of the Company and advanced $250,000 in cash to the Company. The Company repaid the cash advance in February 2026. As of June 30, 2026 and December 31, 2025, the Company recorded an aggregate of approximately $72,000 and $322,000, respectively, in due to related party in the accompanying condensed balance sheets.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of June 30, 2026 and December 31, 2025, the Company had not entered into any Working Capital Loans agreements and had no borrowings under any such arrangements.

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

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as Chief Financial Officer of the Company, the Company entered into a Chief Financial Officer services agreement with Meteora (the “CFO Services Agreement”), pursuant to which, among other things, the Company agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as Chief Financial Officer of the Company starting in July 2025. The Company recorded $37,500 and $75,000 in general and administrative expenses for the three and six months ended June 30, 2026, respectively, and had outstanding balance of $150,000 and $75,000 as of June 30, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying condensed statements of operations and condensed balance sheets, respectively. There was no expense for such fees during the three and six months ended June 30, 2025.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Ordinary Shares

The Company is authorized to issue 550,000,000 ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were an aggregate of 37,518,750 ordinary shares issued and outstanding, consisting of 30,015,000 Public Shares and 7,503,750 Founder Shares.

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

Founder Shares

As of June 30, 2026 and December 31, 2025, 7,503,750 Founder Shares were issued and outstanding. At December 31, 2024, of the outstanding Founder Shares, up to an aggregate of 978,750 shares were subject to forfeiture depending on the extent to which the over-allotment option was not exercised by the underwriters. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares were no longer subject to forfeiture.

Public Shares

As of June 30, 2026 and December 31, 2025, there were 30,015,000 Public Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity as ordinary shares subject to possible redemption in the condensed balance sheets.

Warrants

As of June 30, 2026 and December 31, 2025, the Company had an aggregate of 15,007,500 Public Warrants, 3,500,000 Sponsor Private Placement Warrants and 3,750,000 Underwriter Private Placement Warrants (together, the “Warrants”) outstanding.

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
JUNE 30, 2026

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
JUNE 30, 2026

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

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance. The Company’s Chief Financial Officer has been identified as the CODM, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Investments held in Trust Account	$314,091,737	$308,659,912
Cash	$146,740	$578,683

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income from investments held in Trust Account	$2,734,164	$2,083,940	$5,431,825	$2,083,940
General and administrative expenses	(1,624,853)	(229,157)	(2,106,953)	(247,085)
Interest income on operating account	1,120	6,594	4,310	6,594
Net income	$1,110,431	$1,861,377	$3,329,182	$1,843,449

The CODM reviews investment income from investments in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

Going Concern Consideration

As of June 30, 2026, we had approximately $147,000 in cash and a working capital deficit of approximately $2.1 million.

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

In addition, in order to finance transaction costs in connection with our Initial Business Combination, our Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, provide the Working Capital Loans to us. If we complete our Initial Business Combination, we would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of June 30, 2026, we had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 - Presentation of Financial Statements – Going Concern, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of June 30, 2026, our management has determined that our liquidity, mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date of May 1, 2027 or the completion of the Initial Business Combination. There is no assurance that our plans to consummate the Initial Business Combination will be successful or completed within the Completion Window. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity from July 15, 2024 (inception) through June 30, 2026 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities, if any, at each reporting period.

For the three months ended June 30, 2026, we had net income of approximately $1.1 million, which consisted of approximately $2.7 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $1.6 million of general and administrative expenses (of which $82,500 was for services with related parties and approximately $1.4 million was in related to merger expenses).

For the six months ended June 30, 2026, we had net income of approximately $3.3 million, which consisted of approximately $5.4 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $2.1 million of general and administrative expenses (of which $165,000 was for services with related parties and approximately $1.7 million was in related to merger expenses).

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

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, we agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. Payment for such administrative services to the Sponsor will be deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. We recorded an aggregate of $45,000 in expenses for such fees during the three months ended June 30, 2026 in the accompanying unaudited condensed statement of operations. We recorded an outstanding balance of $210,000 and $120,000 as of June 30, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying unaudited condensed balance sheets.

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

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as our Chief Financial Officer, we entered into the CFO Services Agreement with Meteora, pursuant to which, among other things, we agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as our Chief Financial Officer starting in July 2025. We recorded $37,500 and $75,000 in general and administrative expenses for the three and six months ended June 30, 2026 and had outstanding balance of $150,000 and $75,000 as of June 30, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying statement of operations and balance sheets. There was no expense for such fees during the three and six months ended June 30, 2025.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K.

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

Under the supervision and with the participation of our Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 14, 2026	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Vikas Mittal
	Name:	Vikas Mittal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)