Form 10-Q
period 2026-09-30
Berto Acquisition Corp.
filed 2026-11-13
CIK 2033122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-42620

BERTO ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	99-4250815
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1180 North Town Center Drive, Suite 100 Las Vegas, Nevada	89144
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 781-4313

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 13, 2026, 37,518,750 ordinary shares, par value $0.0001 per share, were issued and outstanding.

BERTO ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

BERTO ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash	$48,735	$578,683
Prepaid expenses	99,269	153,333
Total current assets	148,004	732,016
Investments held in Trust Account	317,026,727	308,659,912
Total Assets	$317,174,731	$309,391,928

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$153,998	$169,689
Accrued expenses	3,183,238	46,611
Accrued expenses - related parties	442,500	195,000
Due to related party	73,751	322,045
Total current liabilities	3,853,487	733,345
Deferred underwriting commissions	11,705,850	11,705,850
Total Liabilities	15,559,337	12,439,195

Commitments and Contingencies (Note 6)
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 30,015,000 and 30,015,000 shares subject to possible redemption at $10.56 and $10.28 per share as of September 30, 2026 and December 31, 2025, respectively	317,026,727	308,659,912

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	-	-
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 7,503,750 non-redeemable shares issued and outstanding as of September 30, 2026 and December 31, 2025	750	750
Additional paid-in capital	-	-
Accumulated deficit	(15,412,083)	(11,707,929)
Total shareholders’ deficit	(15,411,333)	(11,707,179)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$317,174,731	$309,391,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$1,602,077	$179,492	$3,709,030	$426,577
Loss from operations	(1,602,077)	(179,492)	(3,709,030)	(426,577)

Other income:
Interest income on operating account	566	3,584	4,876	10,178
Investment income from investments held in Trust Account	2,934,990	3,343,285	8,366,815	5,427,225
Total other income	2,935,556	3,346,869	8,371,691	5,437,403

Net income	$1,333,479	$3,167,377	$4,662,661	$5,010,826

Weighted average shares outstanding of Public Shares, basic and diluted	30,015,000	30,015,000	30,015,000	30,015,000
Basic and diluted net income per share, Public Share	$0.04	$0.08	$0.12	$0.14
Weighted average shares outstanding of Founder Shares, basic	7,503,750	7,503,750	7,503,750	7,073,530
Basic net income per share, Founder Share	$0.04	$0.08	$0.12	$0.14
Weighted average shares outstanding of Founder Shares, diluted	7,503,750	7,503,750	7,503,750	7,181,085
Diluted net income per share, Founder Share	$0.04	$0.08	$0.12	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Nine Months Ended September 30, 2026
	Non-Redeemable		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	7,503,750	$750	$-	$(11,707,929)	$(11,707,179)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(2,697,661)	(2,697,661)
Net income	-	-	-	2,218,751	2,218,751
Balance - March 31, 2026 (unaudited)	7,503,750	$750	$-	$(12,186,839)	$(12,186,089)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(2,734,164)	(2,734,164)
Net income	-	-	-	1,110,431	1,110,431
Balance - June 30, 2026 (unaudited)	7,503,750	$750	$-	$(13,810,572)	$(13,809,822)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(2,934,990)	(2,934,990)
Net income	-	-	-	1,333,479	1,333,479
Balance - September 30, 2026 (unaudited)	7,503,750	$750	$-	$(15,412,083)	$(15,411,333)

	For the Three and Nine Months Ended September 30, 2025
	Non-Redeemable Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,503,750	$750	$174,250	$(738,290)	$(563,290)
Net loss	-	-	-	(17,928)	(17,928)
Balance - March 31, 2025 (unaudited)	7,503,750	$750	$174,250	$(756,218)	$(581,218)
Issuance of Private Placement Warrants to Sponsor	-	-	3,500,000	-	3,500,000
Issuance of Underwriter Private Placement Warrants	-	-	3,750,000	-	3,750,000
Fair value of warrants included in the Units sold in the Initial Public Offering	-	-	2,161,080	-	2,161,080
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	-	-	(129,228)	-	(129,228)
Remeasurement of ordinary shares subject to possible redemption	-	-	(9,456,102)	(12,419,981)	(21,876,083)
Net income	-	-	-	1,861,377	1,861,377
Balance - June 30, 2025 (unaudited)	7,503,750	$750	$-	$(11,314,822)	$(11,314,072)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(3,343,285)	(3,343,285)
Net income	-	-	-	3,167,377	3,167,377
Balance - September 30, 2025 (unaudited)	7,503,750	$750	$-	$(11,490,730)	$(11,489,980)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BERTO ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$4,662,661	$5,010,826
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid on the Company’s behalf by related party	1,706	2,006
Investment income from investments held in Trust Account	(8,366,815)	(5,427,225)
Changes in operating assets and liabilities:
Prepaid expenses	54,064	(125,757)
Accounts payable	(15,691)	(440,894)
Accrued expenses	3,136,627	-
Accrued expenses - related parties	247,500	(287,500)
Net cash used in operating activities	(279,948)	(1,268,544)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(300,150,000)
Net cash used in investing activities	-	(300,150,000)

Cash Flows from Financing Activities:
Repayment of loans to related party	(250,000)	(221,560)
Proceeds received from initial public offering, gross	-	300,150,000
Proceeds received from private placement	-	3,500,000
Offering costs paid	-	(1,718,930)
Net cash (used in) provided by financing activities	(250,000)	301,709,510

Net change in cash	(529,948)	290,966

Cash - beginning of the period	578,683	34,044
Cash - end of the period	$48,735	$325,010

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party under promissory note	$-	$185,511
Issuance of Underwriter Private Placement Warrants	$-	$3,750,000
Deferred underwriting commissions	$-	$11,705,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

All activity for the period from July 15, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company deposited $300.15 million ($10.00 per share) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The Trust Account is permitted to be held only (i) uninvested as cash, (ii) in an interest bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invested only in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of one hundred eighty-five (185) days or less, or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government treasury obligations. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer the Company holds investments in the Trust Account, it may, at any time, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account uninvested in cash or in an interest-bearing or non-interest-bearing demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Sponsor Private Placement Warrants, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. Nasdaq rules require that the Initial Business Combination must occur with one or more businesses having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will provide Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a shareholders’ meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable), divided by the number of then issued and outstanding Public Shares.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

The Sponsor, Consultant (as defined in Note 5), and any other holder of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (collectively, the “Initial Shareholders”), and the Company’s officers and directors, entered into a letter agreement with the Company, pursuant to which they agreed to vote in favor of the Initial Business Combination and waive their redemption rights with respect to any Founder Shares they hold and any Public Shares the Sponsor, Sponsor’s affiliates, officers and directors may acquire during or after the Initial Public Offering in connection with the completion of the Initial Business Combination. The Public Shares and the Founder Shares are ordinary shares of the same class; however, the Public Shares are subject to possible redemption and are classified outside of permanent equity in the accompanying condensed consolidated balance sheets.

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

Going Concern Consideration

As of September 30, 2026, the Company had approximately $49,000 in cash and a working capital deficit of approximately $3.7 million.

The Company’s liquidity needs prior to the closing of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor, its affiliates, and the Consultant to purchase Founder Shares (as defined in Note 5), and a loan under the Note (as defined in Note 5) in the amount of approximately $222,000. The Company fully repaid the Note balance on May 1, 2025, and the Note was no longer available after closing. Following the closing of the Initial Public Offering, the Company’s liquidity was derived from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and advances from the Sponsor.

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans (as defined in Note 5) to the Company. If the Company completes its Initial Business Combination, the Company would repay such Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of September 30, 2026, the Company had no borrowings under Working Capital Loans.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. Management has determined that the Company’s liquidity, mandatory liquidation should a business combination not occur, and potential subsequent dissolution raise substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date of May 1, 2027 or the completion of the Initial Business Combination. There is no assurance that the Company’s plans to consummate the Initial Business Combination will be successful or successful within the Completion Window. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The consolidated financial statements for the nine months ended September 30, 2026 includes the accounts of the Company and its subsidiaries: Berto Merger Sub, Inc., a Delaware incorporation and wholly-owned subsidiary of the Company (“Merger Sub”) and formed solely for the purpose of effectuating an Initial Business Combination. Merger Sub did not have any activities as of September 30, 2026 and has not engaged in any operations or generated any operating revenue to date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 of Regulation S-X. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report Form 10-K as of December 31, 2025, as filed with the SEC on March 31, 2026, which contains the Company’s audited financial statements and notes thereto.

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

Investments Held in Trust Account

The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income from investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

September 30, 2026

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund(1)	$317,026,727	$-	$-

December 31, 2025

Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money market fund(1)	$308,659,912	$-	$-

(1)	Includes approximately $922 and $386 of cash balance held within the Trust Account as of September 30, 2026 and December 31, 2025, respectively.

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025.

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

BERTO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The changes in amount of Public Shares reflected on the condensed consolidated balance sheets are reconciled in the following tables:

Public Shares subject to possible redemption - December 31, 2024	$-
Plus:
Gross proceeds	300,150,000
Less:
Proceeds allocated to Public Warrants	(2,161,080)
Public Shares issuance costs	(17,631,063)
Plus:
Accretion of carrying value to redemption value	21,876,083
Public Shares subject to possible redemption - June 30, 2025 (unaudited)	302,233,940
Plus:
Remeasurement of carrying value to redemption value	3,343,285
Public Shares subject to possible redemption - September 30, 2025 (unaudited)	305,577,225
Plus:
Remeasurement of carrying value to redemption value	3,082,687

Public Shares subject to possible redemption - December 31, 2025	308,659,912
Plus:
Remeasurement of carrying value to redemption value	2,697,661
Public Shares subject to possible redemption - March 31, 2026 (unaudited)	311,357,573
Plus:
Remeasurement of carrying value to redemption value	2,734,164
Public Shares subject to possible redemption - June 30, 2026 (unaudited)	314,091,737
Plus:
Remeasurement of carrying value to redemption value	2,934,990
Public Shares subject to possible redemption - September 30, 2026 (unaudited)	$317,026,727

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Warrant Instruments

The Company accounts for all of the Public Warrants and Sponsor Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants (as defined below) will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. The fair value of the Public Warrants and the Sponsor Private Placement Warrants was measured at the issuance date using a Monte Carlo simulation method. The model utilized the following Level 3 measurement inputs: an exercise price of $11.50, estimated underlying stock price of $10.07, volatility rate of 5.4%, risk-free rate of 3.9% and expected terms of 7.01 years, resulting in a fair value per warrant of approximately $0.144. The Underwriter Private Placement Warrants were issued in connection with the Initial Public Offering as part of the underwriting compensation arrangement and were recorded at an aggregate value of $3.75 million.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Public Shares and Founder Shares (as defined in Note 5). Income and losses are shared pro rata between the two categories of ordinary shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 22,257,500 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable Public Shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026		2025
	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$1,066,783	$266,696	$2,533,902	$633,475
Allocation of net income - diluted	$1,066,783	$266,696	$2,533,902	$633,475

Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,015,000	7,503,750	30,015,000	7,503,750
Basic net income per ordinary share	$0.04	$0.04	$0.08	$0.08
Diluted net income per ordinary share	$0.04	$0.04	$0.08	$0.08

BERTO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

	For the Nine Months Ended September 30,
	2026		2025
	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$3,730,129	$932,532	$4,055,160	$955,666
Allocation of net income - diluted	$3,730,129	$932,532	$4,043,435	$967,391

Denominator:
Basic weighted average ordinary shares outstanding	30,015,000	7,503,750	30,015,000	7,073,530
Diluted weighted average ordinary shares outstanding	30,015,000	7,503,750	30,015,000	7,181,085
Basic net income per ordinary share	$0.12	$0.12	$0.14	$0.14
Diluted net income per ordinary share	$0.12	$0.12	$0.14	$0.13

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company currently has no income tax provision.

BERTO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03 and does not expect its adoption to have a material impact on its financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Each Unit consists of one Public Share and one-half of one Public Warrant. Each whole Warrant, when exercisable, entitles the holder thereof to purchase one ordinary share at a price of $10.50 per share within the first 12 months following the closing of an Initial Business Combination or $11.50 per share after the 12-month anniversary of the closing of the Initial Business Combination (the “Exercise Price”), beginning 30 days after the completion of the Company’s Initial Business Combination subject to adjustment as described herein (see Note 7).

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

BERTO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Note 5 — Related Party Transactions

Founder Shares

On November 11, 2024, the Sponsor and its affiliates paid $23,957 for an aggregate of 6,887,500 ordinary shares and a consultant, Meteora Capital LLC (the “Consultant” or “Meteora”), paid $1,043 for an aggregate of 300,000 ordinary shares (none of the shares issued to Meteora were subject to forfeiture in connection with the exercise of the over-allotment option as described below). On April 29, 2025, the Company capitalized $31.63 standing to the credit of the Company’s share premium account and issued an additional 316,250 ordinary shares, resulting in the Sponsor, Sponsor’s affiliates, and the Consultant holding an aggregate of 7,503,750 ordinary shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. These 7,503,750 ordinary shares are referred herein as “Founder Shares”. Out of the total 7,503,750 Founder Shares, the Sponsor holds 2,688,300 Founder Shares, Harry You holds 2,401,200 Founder Shares, Robert You holds 2,101,050 Founder Shares, and the Consultant holds 313,200 Founder Shares. Of these, up to 978,750 of the Founder Shares held by the Sponsor, Harry You and Robert You were subject to forfeiture up to the extent to which the underwriters’ over-allotment option was not exercised. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares were no longer subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the Initial Business Combination, or (B) subsequent to the Initial Business Combination, if (x) the closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, provided such release shall not occur earlier than 150 days after the Initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Payment for such administrative services to the Sponsor is deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease accruing these monthly fees. The Company recorded $45,000 and $135,000 in expenses for such fees during the three and nine months ended September 30, 2026, respectively, in the accompanying unaudited condensed consolidated statements of operations. The Company recorded an outstanding balance of $255,000 and $120,000 as of September 30, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company incurred $45,000 and $75,000, respectively, in expenses for such fees in the accompanying unaudited condensed consolidated statements of operations.

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

BERTO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

Subsequent to the closing of the Initial Public Offering, the Sponsor or its affiliate continued to pay for operating expenses on behalf of the Company and advanced $250,000 in cash to the Company. The Company repaid the cash advance in February 2026. As of September 30, 2026 and December 31, 2025, the Company recorded an aggregate of approximately $74,000 and $322,000, respectively, in due to related party in the accompanying condensed consolidated balance sheets.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of September 30, 2026 and December 31, 2025, the Company had not entered into any Working Capital Loans agreements and had no borrowings under any such arrangements.

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

BERTO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as Chief Financial Officer of the Company, the Company entered into a Chief Financial Officer services agreement with Meteora (the “CFO Services Agreement”), pursuant to which, among other things, the Company agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as Chief Financial Officer of the Company starting in July 2025. The Company recorded $37,500 and $112,500 in general and administrative expenses for the three and nine months ended September 30, 2026, respectively, and had outstanding balance of $187,500 and $75,000 as of September 30, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets, respectively. The Company recorded $37,500 in general and administrative expenses for the three and nine months ended September 30, 2025.

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

BERTO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

The Underwriter Private Placement Warrants are identical to the Public Warrants and Sponsor Private Placement Warrants, except that the Underwriter Private Placement Warrants held by the underwriters or their designees will not be exercisable more than five years after the commencement of sales in the Initial Public Offering.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 550,000,000 ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were an aggregate of 37,518,750 ordinary shares issued and outstanding, consisting of 30,015,000 Public Shares and 7,503,750 Founder Shares.

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

Founder Shares

As of September 30, 2026 and December 31, 2025, 7,503,750 Founder Shares were issued and outstanding. At December 31, 2024, of the outstanding Founder Shares, up to an aggregate of 978,750 shares were subject to forfeiture depending on the extent to which the over-allotment option was not exercised by the underwriters. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares were no longer subject to forfeiture.

Public Shares

As of September 30, 2026 and December 31, 2025, there were 30,015,000 Public Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity as ordinary shares subject to possible redemption in the condensed consolidated balance sheets.

BERTO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Warrants

As of September 30, 2026 and December 31, 2025, the Company had an aggregate of 15,007,500 Public Warrants, 3,500,000 Sponsor Private Placement Warrants and 3,750,000 Underwriter Private Placement Warrants (together, the “Warrants”) outstanding.

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

The Company registered the ordinary shares issuable upon exercise of the Public Warrants in its registration statement for the Initial Public Offering because the Public Warrants will become exercisable 30 days after the completion of the Initial Business Combination, which could have been within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Initial Business Combination, the Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement on Form S-1, S-3, F-1, or F-3, as applicable, for the registration under the Securities Act of the ordinary shares issuable upon exercise of the Public Warrants, to cause the same to become effective within 60 business days following the closing of the Initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the Public Warrants expire or are redeemed, as specified in the Warrant Agreement. If any such registration statement covering the ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the Initial Business Combination, then beginning on the 61st business day after the closing of the Initial Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the Company has failed to maintain an effective registration statement covering the ordinary shares issuable upon exercise of the Public Warrants, warrant holders will have the right to exercise such Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s ordinary shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event that the Company so elects, the Company will not be required to file or maintain in effect such registration statement.

The Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

BERTO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

BERTO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income from investments held in Trust Account	$2,934,990	$3,343,285	$8,366,815	$5,427,225
General and administrative expenses	(1,602,077)	(179,492)	(3,709,030)	(426,577)
Other income	566	3,584	4,876	10,178
Net income	$1,333,479	$3,167,377	$4,662,661	$5,010,826

The CODM reviews investment income from investments in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed consolidated statements of operations and described within their respective disclosures.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Berto Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (this “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 15, 2024 and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our focus is broad because of our perspective on technology and other growth industries having looked at over a thousand acquisition targets over the past decade. Our articles prohibit us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

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

The Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, we deposited $300.15 million ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The Trust Account is permitted to be held only (i) uninvested as cash, (ii) in an interest bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) invested only in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government treasury obligations. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer the Company holds investments in the Trust Account, it may, at any time, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account uninvested in cash or in an interest-bearing or non-interest-bearing demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below.

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

Initial Business Combination

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Sponsor Private Placement Warrants, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. Nasdaq rules require that the Initial Business Combination must occur with one or more businesses having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Furthermore, there is no assurance that we will be able to successfully effect an Initial Business Combination.

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

Our Sponsor, Meteora, the Initial Shareholders, officers and directors, have entered into a letter agreement with the Company, pursuant to which they agreed to vote in favor of the Initial Business Combination and waive their redemption rights with respect to any Founder Shares they hold and any Public Shares that our Sponsor, Sponsor’s affiliates, or our officers and directors may acquire during or after the Initial Public Offering in connection with the completion of the Initial Business Combination.

Our articles also provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without our prior consent.

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

Going Concern Consideration

As of September 30, 2026, we had approximately $49,000 in cash and a working capital deficit of approximately $3.7 million.

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

In addition, in order to finance transaction costs in connection with our Initial Business Combination, our Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, provide Working Capital Loans to us. If we complete our Initial Business Combination, we would repay such Working Capital Loans. In the event that the Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Sponsor Private Placement Warrants. As of September 30, 2026, we had no borrowings under Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 - Presentation of Financial Statements – Going Concern, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. Management has determined that our liquidity, mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern through the earlier of the liquidation date of May 1, 2027 or the completion of the Initial Business Combination. There is no assurance that our plans to consummate the Initial Business Combination will be successful or completed within the Completion Window. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity from July 15, 2024 (inception) through September 30, 2026 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective Initial Business Combination. We will not generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities, if any, at each reporting period.

For the three months ended September 30, 2026, we had net income of approximately $1.3 million, which consisted of approximately $2.9 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $1.6 million of general and administrative expenses (of which $82,500 was for services with related parties and approximately $1.4 million was related to merger expenses).

For the nine months ended September 30, 2026, we had net income of approximately $4.7 million, which consisted of approximately $8.4 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $3.7 million of general and administrative expenses (of which $247,500 was for services with related parties and approximately $3.1 million was related to merger expenses).

For the three months ended September 30, 2025, we had net income of approximately $3.2 million, which consisted of approximately $3.3 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $179,000 of general and administrative expenses (of which $82,500 was for services with related parties).

For the nine months ended September 30, 2025, we had net income of approximately $5.0 million, which consisted of approximately $5.4 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $427,000 of general and administrative expenses (of which $112,500 was related to services with related parties).

Cash Flows

For the nine months ended September 30, 2026, net cash used in operating activities was approximately $280,000, there were no investing activities, and net cash used in financing activities was $250,000. Net cash used in operating activities included our net income of approximately $4.7 million, approximately $2,000 in general and administrative expenses paid by a related party on behalf of our company, partially offset by investment income from investments held in the Trust Account of approximately $8.4 million, and changes in operating assets and liabilities of approximately $3.4 million. Cash used in financing activities consisted solely of repayments of loans to a related party of $250,000.

For the nine months ended September 30, 2025, net cash used in operating activities was approximately $1.3 million, net cash used in investing activities was approximately $300.2 million, and net cash provided by financing activities was approximately $301.7 million. Net cash used in operating activities included our net income of approximately $5.0 million, approximately $2,000 in general and administrative expenses paid by a related party on behalf of our company, partially offset by investment income from investments held in the Trust Account of approximately $5.4 million, and changes in operating assets and liabilities of approximately $854,000. Cash used in investing activities consisted solely of cash deposited in the Trust Account of approximately $300.2 million. Cash provided by financing activities resulted from gross proceeds from our Initial Public Offering of approximately $300.2 million and proceeds received from private placement of $3.5 million, partially offset by repayments of loans to a related party of approximately $222,000 and payment of offering costs of approximately $1.7 million.

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

Administrative Services and Indemnification Agreement

Commencing on May 1, 2025, we agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Payment for such administrative services to the Sponsor is deferred and payable upon closing of an Initial Business Combination and will only be paid out of funds remaining outside of Trust Account. Upon completion of the Initial Business Combination or our liquidation, we will cease accruing these monthly fees. We recorded $45,000 and $135,000 in expenses for such fees during the three and nine months ended September 30, 2026 in the accompanying unaudited condensed consolidated statements of operations. We recorded an outstanding balance of $255,000 and $120,000 as of September 30, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, we incurred $45,000 and $75,000, respectively, in expenses for such fees in the accompanying unaudited condensed consolidated statements of operations.

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

CFO Services Agreement with Meteora

On June 13, 2025, in connection with the appointment of Vikas Mittal as our Chief Financial Officer, we entered into the CFO Services Agreement with Meteora, pursuant to which, among other things, we agreed to pay a quarterly fee of $37,500 to Meteora as consideration for Meteora making Mr. Mittal available to serve as our Chief Financial Officer starting in July 2025. We recorded $37,500 and $112,500 in general and administrative expenses for the three and nine months ended September 30, 2026 and had outstanding balance of $187,500 and $75,000 as of September 30, 2026 and December 31, 2025, respectively, in connection with such fees in accrued expenses - related parties in the accompanying statement of operations and balance sheets. We recorded $37,500 in general and administrative expenses for the three and nine months ended September 30, 2025.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Warrant Instruments

We accounted for all of the Public Warrants and Sponsor Private Placement Warrants in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. The fair value of the Public Warrants and the Sponsor Private Placement Warrants was measured at the issuance date using Monte Carlo simulation method. The model utilized the following Level 3 measurement inputs: an exercise price of $11.50, estimated underlying stock price of $10.07, volatility rate of 5.4%, risk free rate of 3.9% and expected terms of 7.01 years, resulting in a fair value per warrant of approximately $0.144. The Underwriter Private Placement Warrants were issued in connection with our Initial Public Offering as part of the underwriting compensation arrangement and were recorded at an aggregate value of $3.75 million.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Executive Chairman and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On November 11, 2024, the Sponsor and its affiliates paid $23,957 for an aggregate of 6,887,500 ordinary shares and Meteora paid $1,043 for an aggregate of 300,000 ordinary shares (none of the shares issued to Meteora were subject to forfeiture in connection with the exercise of the over-allotment option as described below). On April 29, 2025, the Company capitalized $31.63 standing to the credit of the Company’s share premium account and issued an additional 316,250 ordinary shares, resulting in the Sponsor, Sponsor’s affiliates, and the Consultant holding an aggregate of 7,503,750 ordinary shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Out of the total 7,503,750 Founder Shares, the Sponsor holds 2,688,300 Founder Shares, Harry You holds 2,401,200 Founder Shares, Robert You holds 2,101,050 Founder Shares, and the Consultant holds 313,200 Founder Shares. Of these, up to 978,750 of the Founder Shares held by the Sponsor, Harry You and Robert You were subject to forfeiture up to the extent to which the underwriters’ over-allotment option was not exercised. On May 1, 2025, the underwriters fully exercised their over-allotment option; thus, these 978,750 Founder Shares were no longer subject to forfeiture.

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

Use of Proceeds

On May 1, 2025, we consummated our Initial Public Offering of 30,015,000 Units at $10.00 per Unit, including the issuance of 3,915,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds to the Company of $300,150,000. Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, and Needham & Company, LLC acted as representatives of the underwriters. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-286023). The SEC declared the registration statement effective on April 29, 2025.

We incurred transaction costs amounting to approximately $17.8 million, consisting of an aggregate amount of approximately $1.5 million of upfront underwriting fee, an approximately $11.7 million of deferred underwriting fees, and approximately $4.6 million of other offering costs.

Following the closing of the Initial Public Offering, of the net proceeds received from the consummation of the initial public offering and simultaneous private placement, $300,150,000 ($10.00 per Unit sold in the Initial Public Offering) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from the Initial Public Offering and Sponsor Private Placement as is described in the Company’s final prospectus for its Initial Public Offering.

As of September 30, 2026, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $317,026,727 was held in the Trust Account and we had approximately $49,000 in cash available to us for our activities in connection with identifying and consummating an Initial Business Combination and for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date:November 13, 2026	By:	/s/ Harry L. You
	Name:	Harry L. You
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Vikas Mittal
	Name:	Vikas Mittal
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)